Form 10-Q
period 2022-06-30
Wellings Real Estate Income Fund
filed 2022-08-17
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-56432

Wellings Real Estate Income Fund

(Exact name of registrant as specified in its charter)

Delaware	88-6163167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14805 Forest Road

Suite 203

Forest, Virginia 24551

(Address of principal executive offices) (Zip Code)

800-844-2188

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Wellings Real Estate Income Fund

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	uncertainties associated with the coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic is having and is expected to have on the credit markets and the negative effect that the COVID-19 pandemic could have on the Fund’s business;

•	business prospects and the prospects of the Fund’s portfolio companies;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	the ability of the Investment Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

•	risk associated with possible disruptions in the Fund’s operations or the economy generally;

•	the timing of cash flows, if any, from the operations of the companies in which the Fund invests;

•	the ability of the companies in which the Fund invests to achieve their objectives;

•	the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy, availability and pricing of the Fund’s financing sources and working capital;

•	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

•	contractual arrangements and relationships with third parties;

•	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

•	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Registration Statement.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In particular, statements herein about the effects of the COVID-19 pandemic on the Fund’s business, results, financial position and liquidity may constitute forward-looking statements and are subject to the risk that the actual impact may differ, possibly materially, from what is currently estimated. In addition, new risks and uncertainties emerge from time to time, and it is not possible for the Fund to predict all risks and uncertainties, nor can the Fund assess the impact of all factors on the Fund’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Registration Statement should not be regarded as a representation that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Registration Statement. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENT OF ASSETS AND LIABILITIES

AS OF JUNE 30, 2022 AND March 31, 2022

	June 30, 2022 (unaudited)	March 31, 2022
ASSETS
Cash	$134,452	$200,000
Deferred offering costs	86,276	75,007
Receivable from Adviser for reimbursement of organizational costs	154,654	88,750
Prepaid Insurance	21,259	-
TOTAL ASSETS	396,641	363,757

LIABILITIES
Payable to Adviser	203,772	163,757
TOTAL LIABILITIES	203,772	163,757

TOTAL NET ASSETS	$192,869	$200,000

Commitments and Contingencies (NOTE 4)

Net Assets consist of:
Paid in Capital	$200,000	$200,000
Accumulated Loss	-7,131	-

TOTAL NET ASSETS (Unlimited number of shares authorized, 200 shares issued and outstanding as of June 30, 2022)	$192,869	$200,000

NET ASSET VALUE PER SHARE	$964.35	$1,000.00

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENT OF OPERATIONS

FOR THE PERIODS FROM APRIL 1, 2022 TO JUNE 30, 2022

AND MARCH 30, 2022 (ORGANIZATION OF FUND) TO MARCH 31, 2022

(Unaudited)

	June 30, 2022 (unaudited)	March 31, 2022
EXPENSES
Organizational Expenses	$65,905	$88,750
Other Expenses	7,131	-

TOTAL EXPENSES	73,035	88,750
Reimbursement From Adviser	(65,905)	88,750

NET EXPENSES	7,131	-

NET INVESTMENT LOSS	$(7,131)	$-

NET DECREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$(7,131)	$-

Weighted average common shares outstanding	200	200

Net investment income (loss) per common share (basic and diluted)	$-35.65	$-

Earnings (loss) per common share (basic and diluted)	$-35.65	$-

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENT OF CHANGES IN NET ASSETS

FOR THE PERIODS FROM APRIL 1, 2022 TO JUNE 30, 2022

AND MARCH 30, 2022 (ORGANIZATION OF FUND) TO MARCH 31, 2022

(Unaudited)

	June 30, 2022 (unaudited)	March 31, 2022

DECREASE IN NET ASSETS RESULTING FROM OPERATIONS:
Net Investment Loss	$(7,131)	$-
NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(7,131)	-

TOTAL DECREASE IN NET ASSETS	$(7,131)	$-

NET ASSETS:
Beginning of Period	200,000	200,000
End of Period	$192,869	$200,000

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENT OF CASH FLOWS

FOR THE PERIODS FROM APRIL 1, 2022 TO JUNE 30, 2022

AND MARCH 30, 2022 (ORGANIZATION OF FUND) TO MARCH 31, 2022

(Unaudited)

	June 30, 2022 (unaudited)	March 31, 2022
Increase (Decrease in Cash) -

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets from Operations	$(7,131)	$-
Adjustments
to Net Cash used in Operating Activities:
Increase in Prepaid Insurance	(21,259)	-
Increase in Deferred Offering Costs	(11,269)	(75,007)
Increase in Receivable from Adviser	(65,904)	(88,750)
Increase in Payable to Adviser	40,015	163,757
Net Cash used in operating activities	(65,548)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares sold	-	200,000
Net Cash provided by financing activities	-	200,000

TOTAL INCREASE/(DECREASE) IN CASH	$(65,548)	$200,000

Cash
Beginning of Period	200,000	-
End of Period	$134,452	$200,000

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENT

(Unaudited)

1. Organization and Subsequent Events

Wellings Real Estate Income Fund (the “Fund”) is a newly formed Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Fund will be externally managed by its investment adviser, Wellings Capital Management, LLC (“Wellings” or the “Adviser”), an investment adviser that registered with the SEC on May 13, 2022 under the Investment Advisers Act of 1940, as amended.

The Fund intends to achieve its investment objectives by investing at least 80% of the Fund’s net assets (plus the amount of borrowings for investment purposes) in a portfolio of real estate and real estate-related investments, which will consist of the following primary asset classes: acquiring limited partnership (LP) equity securities issued by entities that invest in manufactured housing communities (“MHCs”), self-storage facilities, industrial real estate, recreational vehicle parks, and/or multifamily residences, as well as any other commercial real estate assets, throughout the United States indirectly through the Fund’s ownership in funds, pooled investment vehicles, and syndications controlled by such entities that own such real estate interests and that qualify as eligible portfolio companies under the 1940 Act, collectively the “Targeted Assets”.

2. Significant Accounting Policies

The Fund is an investment company and follows the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of assets and liabilities. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included.

All shareholders bear the common expenses of the Fund and earn income including realized gains/losses from the portfolio pro rata based on the average daily net assets of the Fund.

As of June 30, 2022, the Fund did not hold any investments.

3. Investment Management

The Fund has entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser. Subject to the oversight of the Fund’s Board of Trustees, the Adviser is responsible for managing the Fund’s business affairs and providing day-to-day administrative services to the Fund either directly or through others selected by it for the Fund.

Under the Investment Management Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period (the “Management Fee”).

The Incentive Fee will consist of an income-based component and a capital gains component, each as described below. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter or year, as applicable. The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Fund’s election to be regulated as a BDC and equals 20% of the pre-incentive fee net investment income in excess of a 2.5% quarterly (or 10% annually) “hurdle rate.” There are no catch-up provisions applicable to income-based incentive fees under this Agreement. The portion of the incentive fee based on capital-gains is payable at the end of each calendar year in arrears, equals 20% of cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation.

4. Indemnifications

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote.

5. Organization and Offering Costs

The Fund's organizational costs incurred for the period from April 1, 2022, through June 30, 2022, and March 30, 2022 to March 31, 2022, in the amount of $65,904 and $88,750, respectively, have been expensed as incurred. The Fund’s offering costs incurred for the period from April 1, 2022 through June 30, 2022 and March 30, 2022 to March 31, 2022, in the amount of $11,268 and $75,004 respectively, have been recorded as a deferred asset and consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. These offering costs are accounted for as a deferred charge until Fund shares are offered to the public and will thereafter, be charged to paid-in-capital upon the sale of such shares. Organizational costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Adviser shall pay the organizational expenses of the Fund, provided; however, that the Fund shall only be required to reimburse the Adviser for any organizational expenses paid on the Fund's behalf if and then upon the Fund's receipt of $20 million in investor subscriptions. As of June 30, 2022, the Fund's organizational costs in the amount of $154,654 are subject to reimbursement from the Adviser.

6. Capital Stock

The Fund anticipates conducting one or more private placements of its common shares of beneficial interest (the “Shares”), any of which may be a finite offering or a perpetual offering. The Fund will offer the Shares in each such offering pursuant to confidential private placement memoranda prepared by the Fund (each, a “Memorandum”). The initial offering of Shares pursuant to this Memorandum shall consist of a private placement, in an aggregate amount of up to $50 million (the “Private Offering”) from suitable investors. The Adviser reserves the right in its sole discretion to accept additional purchases of Shares of up to $50 million (for a maximum initial Offering of $100 million).

The Fund expects to enter into separate subscription agreements with a number of investors in the Private Offering. To purchase Shares in the Private Offering, an investor must complete and sign a subscription agreement for a specific dollar amount equal to or greater than $50,000 and pay such amount at the time of subscription. Subscriptions will be effective only upon the Fund’s acceptance, and the Fund reserves the right to reject any subscription in whole or in part. All purchases will be made at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the requirement contained in under Section 23 of the 1940 Act. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Fund after other investors have already done so are apportioned their pro rata portion of the Fund’s organizational and offering expenses. Prior to a Liquidity Event, no investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its Shares unless the Fund provides its prior written consent, and the transfer is otherwise made in accordance with applicable law.

In addition, at the discretion of the Board, the Fund may provide liquidity to investors by one or more Liquidity Events. A “Liquidity Event” means, at the discretion of the Board a sale of all or substantially all of the Fund’s assets. However, since the Fund expects that many of the operators and managers of the entities that constitute the Targeted Assets may determine to liquidate the Targeted Assets prior to a contemplated Liquidity Event of the Fund, no sale of all or substantially all of the Targeted Assets may be necessary to return investors’ investments. The Fund will only consider a Liquidity Event only of the terms of such Liquidity Event will be in the Fund’s investors’ best interests.

7. Federal Income Taxes

The Fund intends to operate and be treated as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund.

8. Other Service Providers

UMB Fund Services, Inc. serves as the Fund’s Administrator, Accounting Agent, and Transfer Agent. UMB Bank, N.A. serves as the Custodian for the Fund.

8. Subsequent Events

In preparing these financial statements, management has evaluated subsequent events through the date of issuance of the financial statements and has identified the following for disclosure in the Fund’s subsequent events:

Fund investors invested aggregate capital of $7,990,700 in two closings dated July 1, 2022, and August 1, 2022.

The Fund invested an aggregate of $7,360,000 in private real estate fund investment vehicles from July 1, 2022, through August 17, 2022.

The Fund commenced operations on July 1, 2022.

9. Financial Highlights

	April 1, 2022 to June 30, 2022 (unaudited)	March 30, 2022 (organization of fund) to March 31, 2022
Per Share Operating Performance (for a share outstanding throughout the period)
Net Asset Value, beginning of period	$1,000.00	$-
Net Investment Income/(Loss)	(35.65)	-
Share Issuances (200 shares at $1,000 per share)	-	1,000.00
Net Asset Value, end of period	$964.35	$1,000.00
Total Return (not annualized)	-3.57%	-
Supplemental Data:
Net Assets, end of period	$192,869	$200,000
Ratio to average net assets
Expenses and Net Investment Loss	-3.63%	-
Portfolio Turnover Rate	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000 and its business operations commenced on July 1, 2022. For the period from April 1, 2022 through June 30, 2022, the Fund’s Adviser managed the Fund’s registration and organizational readiness process and incurred $65,905 and $11,269 in organizational and offering costs, respectively, on behalf of the Fund. The offering costs are subject to reimbursement by the Fund and the Fund is required to reimburse the Adviser for any organizational expenses paid on the Fund's behalf if and then upon the Fund's receipt of $20 million in investor subscriptions.

Liquidity and Capital Resources

The Fund’s seed capital of $200,000 was more than adequate to meet the Fund’s liquidity needs during the quarter. In addition, the Fund Closed 2 offerings in July and August 2022, raising almost $8 million in cash that was immediately available for the Fund’s Adviser to invest in qualified investments. Of that amount, almost $7.4 million was invested in qualified investments through August 11, 2022. The Fund intends to invest available capital in accordance with the investment strategies disclosed in the Fund’s filed Form 10. Management believes that the Fund has adequate liquid assets to meet its obligations as they come due as well as to continue to make opportunistic investments.

Results of Operations

As disclosed in the financial statements, the Fund did not commence operations until July 1, 2022. The Fund’s net investment loss during the period from April 1, 2022 through June 30, 2022, was attributable to the amortization of one-fourth of the prepaid insurance covering the full 12 month period ending March 31, 2023. The Fund had no operating revenues to offset those costs during the period since the Fund had not commenced investment activities. That compares to the period from March 30, 2022 (organization of fund) to March 31, 2022 during which the Fund incurred no expenses nor generated any income. Accordingly, the results of operation for the period from April 1, 2022 to June 30, 2022 and March 30, 2022 (organization of fund) through March 31, 2022 are not indicative of the results of future operations.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Fund. The financial statements for the quarter ended June 30, 2022, did not require the use of estimates that had or were likely to have a material effect on the financial statements.

Off Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund will be subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in the Fund’s earnings that may result from changes in the level of interest rates. Because the Fund expects to fund a portion of its investments with borrowings, its net investment income is expected to be affected by the difference between the rate at which the Fund invests and the rate at which it borrows. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s net investment income.

In addition, any investments the Fund makes that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Fund nor the Investment Adviser or Administrator is currently subject to any material legal proceedings, nor, to the Fund’s knowledge, is any material legal proceeding threatened against the Fund, or against the Investment Adviser or Administrator.

From time to time, the Fund, the Investment Adviser, or the Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Registration Statement on Form 10 (File No. 000-56432), which could materially affect our business, financial condition and/or operating results. The risks described below as well as in the Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended June 30, 2022 that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

3.1	Agreement and Declaration of Trust (filed as Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Operating Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wellings Real Estate Income Fund

Date: August 17, 2022	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Operating Officer

Date: August 17, 2022	/s/ Frederick C. Teufel, Jr.
Frederick C. Teufel, Jr.
Chief Financial Officer