Form 10-Q
period 2022-09-30
Wellings Real Estate Income Fund
filed 2022-11-14
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-56432

Wellings Real Estate Income Fund

(Exact name of registrant as specified in its charter)

Delaware	88-6163167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14805 Forest Road, Suite 203
Forest, VA 24551
(Address of principal executive offices) (Zip Code)

800-844-2188

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Wellings Real Estate Income Fund

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (the “Fund”), current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic is having and is expected to have on the credit markets and the negative effect that the COVID-19 pandemic could have on the Fund’s business;

•	business prospects and the prospects of the Fund’s portfolio companies;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	the ability of the Investment Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

•	risk associated with possible disruptions in the Fund’s operations or the economy generally;

•	the timing of cash flows, if any, from the operations of the companies in which the Fund invests;

•	the ability of the companies in which the Fund invests to achieve their objectives;

•	the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy, availability and pricing of the Fund’s financing sources and working capital;

•	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

•	contractual arrangements and relationships with third parties;

•	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

•	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Registration Statement.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022 (Unaudited)	March 31, 2022
ASSETS
Non-Control/Non-Affiliate Investments, at value (cost $1,000,000 and $0, respectively)	$1,000,000	$-
Affiliate Investments, at value (cost $7,360,000 and $0, respectively)	7,360,000	-
Cash	3,344,532	200,000
Receivable from Adviser for reimbursement of organizational costs	154,654	88,750
Deferred offering costs	69,404	75,007
Prepaid insurance	14,173	-
TOTAL ASSETS	11,942,763	363,757

LIABILITIES
Payable to Adviser	210,334	163,757
Professional fees payable	106,013	-
Trustee fees payable	24,000	-
Accounting and administration fees payable	9,500	-
Other payables	26,559	-
TOTAL LIABILITIES	376,406	163,757

TOTAL NET ASSETS	$11,566,357	$200,000

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$11,855,700	$200,000
Accumulated loss	(289,343)	-

TOTAL NET ASSETS	$11,566,357	$200,000

SHARES ISSUED AND OUTSTANDING (Unlimited number of shares authorized)	11,856	200

NET ASSET VALUE PER SHARE	$975.59	$1,000.00

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2022

(Unaudtied)

		Geographic	Acquisition	Principal/			Percent of
Portfolio Company/ Type of Investment (1)	Industry	Region	Date	Shares/Units	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Post Investment Group - Uptown Two-Pack (3)(4)(5)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	N/A (6)	$1,000,000	$1,000,000	8.65
Total Non-Control/Non-Affiliate Investments					1,000,000	1,000,000	8.65

Non-Control/Affiliate Investments
Great Escapes RV Fund IV, L.P. (3)(4)
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	N/A (6)	4,000,000	4,000,000	34.58
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	N/A (6)	760,000	760,000	6.57
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	N/A (6)	2,600,000	2,600,000	22.48
Total Non-Control/Affiliate Investments					7,360,000	7,360,000	63.63

Total Investments					$8,360,000	$8,360,000	72.28
Other Assets Less Liabilities						3,206,357	27.72
Net Assets						$11,566,357	100.00%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Fund are denominated in U.S. dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments unless otherwise indicated.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.

(3)	Investment is restricted as to resale. As of September 30, 2022, the total amount of investments subject to restrictions on sales was $8,360,000, representing 72.28% of the Fund's net assets.

(4)	Investment is categorized as Level 3 within the fair value hierarchy established by ASC 820 and valued at recent transactional cost which is indicative of fair value. Fair value was determined in good faith by or under the direction of the Board of Trustees, pursuant to the Fund's valuation policy (see note 2).

(5)	Investment opportunity is made-up of Post Bellaire Partners, LLC & Post Providence Partners, LLC as presented to the Fund by the Post Investment Group.

(6)	Investment does not issue units or shares.

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)
INCOME
Interest Income	$21	$21

TOTAL INCOME	21	21

EXPENSES
Professional Fees	146,917	146,917
Organizational Expenses	6,000	71,905
Directors and Officers Expense	42,000	42,000
Marketing and Distribution Expense	26,500	26,500
Management Fee	20,726	20,726
Insurance Expense	7,086	14,173
Accounting and Administration Fees	9,500	9,500
Custody and Transfer Agent Expense	4,785	4,830
Other Expenses	24,719	24,718

TOTAL EXPENSES	288,233	361,269
Reimbursement From Adviser	(6,000)	(71,905)

NET EXPENSES	282,233	289,364

NET INVESTMENT LOSS	$(282,212)	$(289,343)

Weighted average common shares outstanding	8,885	4,566

Net investment income (loss) per common share (basic and diluted)	$(31.76)	$(63.36)

Earnings (loss) per common share (basic and diluted)	$(31.76)	$(63.36)

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Six Months Ended
	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)
DECREASE IN NET ASSETS RESULTING FROM OPERATIONS:
Net Investment Loss	(282,212)	(289,343)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(282,212)	(289,343)

CAPITAL TRANSACTIONS:
Proceeds from shares sold	11,655,700	11,655,700

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	11,655,700	11,655,700

NET INCREASE IN NET ASSETS	$11,373,488	$11,366,357

NET ASSETS:
Beginning of period	192,869	200,000
End of period	$11,566,357	$11,566,357

CAPITAL SHARE TRANSACTIONS:
Shares sold	11,656	11,656

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS
	11,656	11,656

SHARES:
Beginning of period	200	200
End of period	11,856	11,856

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in Net Assets from Operations	$(289,343)
Adjustments to Reconcile Net Decrease in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(8,360,000)
Amortization of deferred offering costs	5,603
Changes in Operating Assets and Liabilities:
(Increase)/decrease in receivable from Adviser for reimbursement of organizational costs	(65,904)
(Increase)/decrease in prepaid insurance	(14,173)
Increase/(decrease) in payable to Adviser	46,577
Increase/(decrease) in professional fees payable	106,013
Increase/(decrease) in Trustee fees payable	24,000
Increase/(decrease) in accounting and administration fees payable	9,500
Increase/(decrease) in other payables	26,559
Net Cash used in Operating Activities	(8,511,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares issued	11,655,700
Net Cash Provided by Financing Activities	11,655,700

NET INCREASE IN CASH	$3,144,532

CASH:
Beginning of Period	200,000
End of Period	$3,344,532

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENT (Unaudited)

1. Organization

Wellings Real Estate Income Fund (the “Fund”) is a newly formed Delaware statutory trust incorporated on March 3, 2022, and is structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Fund is externally managed by its investment adviser, Wellings Capital Management, LLC (“Wellings” or the “Adviser”), an investment adviser that registered with the SEC on May 13, 2022 under the Investment Advisers Act of 1940, as amended.

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

The Fund commenced operations on July 1, 2022, and as of September 30, 2022, the Fund had made four investments totaling $8,360,000 in qualified investment opportunities, as defined by the Fund’s Form 10.

The Adviser is actively evaluating opportunities to invest in other qualifying investments commensurate with the Fund’s available equity capital.

2. Significant Accounting Policies

Basis of Presentation

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material

Cash and Cash Equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2022, the Fund holds cash in the amount of $3,344,532 and no cash equivalents. The Fund periodically evaluates the creditworthiness of institutions and has not experienced any losses on such deposits.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

The valuation of the Fund’s investments is determined as of the close of business at the end of each reporting period, generally monthly.

The board of trustees (the “Board”) is responsible for overseeing the Fund’s valuation policies, making recommendations to the Adviser on valuation-related matters, and overseeing implementation by the Adviser of such valuation policies.

The Board has delegated day-to-day management of the valuation process to the Adviser as the appointed valuation designee (“Valuation Designee”). The Adviser has established a valuation committee (the “Adviser Valuation Committee”) to carry out this function. The Valuation Designee is subject to the oversight of the Board. The Valuation Designee is responsible for assessing and managing key valuation risk, and is generally responsible for the review, approval and testing of valuation methodologies and the determination of the fair value of the Fund’s investments.

The Fund applies FASB ASC 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and requires disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.

The valuation policies approved by the Board provide that, where deemed appropriate by the Adviser and consistent with the 1940 Act, investments may be valued at cost. Cost would be used only when cost is determined to best approximate the fair value of the particular investment under consideration. For example, cost may not be appropriate when the Fund is aware of sales of similar securities to third parties at different prices or in other circumstances where cost may not approximate fair value (which could include situations where there are no sales to third parties). In such a situation, the Fund’s investment will be revalued in a manner that the Adviser Valuation Committee, in accordance with the valuation procedures, determines in good faith best reflects fair value. Valuation methodologies which may be utilized include the public market methodology, private market methodology, analytical methodology (e.g., discounted cash flow analysis), and/or cost methodology.

The inputs used to determine the fair value of the Fund’s investments are summarized in the three broad levels listed in the fair value hierarchy below:

●	Level 1—unadjusted quoted prices in active markets for identical investments and registered investment companies where the value per share (unit) is determined and published and is the basis for current transactions for identical assets or liabilities at the valuation date

●	Level 2—investments with other significant observable inputs (including quoted prices for similar investments, interest rates, benchmark yields, bids, offers, transactions, spreads, cash collateral, and other relationships observed in the markets among market securities, underlying equity of the issuer, proprietary pricing models, credit risk, etc.); or

●	Level 3—investments with significant unobservable inputs (which may include the Fund’s own assumptions in determining the fair value of investments)

Changes in valuation techniques may result in transfers in or out of an assigned level within the fair value hierarchy. The Fund discloses transfers between levels based on valuations at the end of the reporting period. The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments.

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of September 30, 2022:

Investments	Level 1	Level 2	Level 3	Total
Common Equity	$-	$-	$8,360,000	$8,360,000
Total Investments	$-	$-	$8,360,000	$8,360,000

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Balance April 1, 2022	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Purchases	Sales	Balance as of September 30, 2022
$—	$—	$—	$8,360,000	$—	$8,360,000

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of September 30, 2022:

Investment Type	Fair Value September 30, 2022	Valuation Methodologies	Unobservable Input	Input Range
Common Equity	$8,360,000	Cost	Transaction Price	N/A

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable, interest and dividend income as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the period ended September 30, 2022) is shown below:

As of September 30, 2022, the Fund did not hold any Control Investments and held three Affiliate Investments as shown in the table above.

Qualifying Assets

Investment	Principal/ Shares/Units 4/1/2022	Principal/ Shares/Units 9/30/2022	Fair Value 4/1/2022	Purchases	Proceeds From Sales or Other Dispositions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value 9/30/2022	Interest Income

Great Escapes RV Fund IV, L.P. (1)	N/A (2)	N/A (2)	$-	$4,000,000	$-	$-	$-	$4,000,000	$-
LBX Mount Prospect Investors LLC (1)	N/A (2)	N/A (2)	-	760,000	-	-	-	760,000	-
TC-BKM US Industrial Fund I, L.P. (1)	N/A (2)	N/A (2)	-	2,600,000	-	-	-	2,600,000	-
Total Affiliate Investments			$-	$7,360,000	$-	$-	$-	$7,360,000	$-

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 20, 2022, the Fund does not have any non-qualifying assets.

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

The Adviser is eligible to receive an incentive fee consisting of an income-based component and a capital gains component, each as described below (the “Incentive Fee”). The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, is pro-rated for any period less than a full calendar quarter or year, as applicable. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Fund’s election to be regulated as a BDC and equals 20% of the pre-Incentive Fee net investment income in excess of a 2.5% quarterly (or 10% annually) “hurdle rate.” There are no catch-up provisions applicable to income-based Incentive Fees under this Agreement. The portion of the Incentive Fee based on capital-gains is payable at the end of each calendar year in arrears, equals 20% of cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. The Fund will accrue, but will not pay, a capital gains Incentive Fee with respect to unrealized appreciation.

For the period from the Fund’s inception to September 30, 2022 and for the three months ended September 30, 2022, there was no Incentive Fee earned and $20,726  in Management Fee was earned as identified on the Statements of Operations.

4. Indemnifications

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of September 30, 2022, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

The Fund's organizational costs incurred for the three months and six months ended September 30, 2022 in the amount of $6,000 and $65,905, respectively, have been expensed as incurred. The Fund’s offering costs incurred for the six months ended September 30, 2022 and from March 30, 2022 to March 31, 2022, in the amount of $15,966 and $75,007 respectively, have been recorded as a deferred asset and consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. These offering costs were accounted for as a deferred asset. Since the Fund’s shares are offered through a continuous offering, Deferred Offering Costs are amortized over the 12 months beginning with the first sale of Shares in July, 2022. Organizational costs and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. Organizational expenses of the Fund are paid by the Adviser, provided; however, that the Fund shall only be required to reimburse the Adviser for any organizational expenses paid on the Fund's behalf if and then upon the Fund's receipt of $20 million in investor subscriptions. As of September 30, 2022, the Fund's organizational costs in the amount of $154,654 are subject to reimbursement from the Adviser.

6. Capital Stock

The Fund anticipates conducting private placements of its common shares of beneficial interest (the “Shares”), any of which may be a finite offering or a perpetual offering. The Fund will offer the Shares in each such offering pursuant to confidential private placement memoranda prepared by the Fund (each, a “Memorandum”). The offering of Shares pursuant to this Memorandum shall consist of a private placements, in an aggregate amount of up to $50 million (the “Private Offering”) from suitable investors. The Adviser reserves the right in its sole discretion to accept additional purchases of Shares of up to $50 million (for a maximum initial Offering of $100 million).

The Fund expects to enter into separate subscription agreements with a number of investors in the Private Offerings. To purchase Shares in the Private Offerings, an investor must complete and sign a subscription agreement for a specific dollar amount equal to or greater than $50,000 and pay such amount at the time of subscription. Subscriptions will be effective only upon the Fund’s acceptance, and the Fund reserves the right to reject any subscription in whole or in part. All purchases will be made at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the requirement contained under Section 23 of the 1940 Act. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Fund after other investors have already done so are apportioned their pro rata portion of the Fund’s organizational and offering expenses. Prior to a Liquidity Event (defined below), no investor who participated in the Private Offerings will be permitted to sell, assign, transfer or otherwise dispose of its Shares unless the Fund provides its prior written consent, and the transfer is otherwise made in accordance with applicable law.

In addition, at the discretion of the Board, the Fund may provide liquidity to investors by one or more Liquidity Events. A “Liquidity Event” means, at the discretion of the Board a sale of all or substantially all of the Fund’s assets. However, since the Fund expects that many of the operators and managers of the entities that constitute the Targeted Assets may determine to liquidate the Targeted Assets prior to a contemplated Liquidity Event of the Fund, no sale of all or substantially all of the Targeted Assets may be necessary to return investors’ investments. The Fund will only consider a Liquidity Event only if the terms of such Liquidity Event will be in the Fund’s investors’ best interests.

7. Federal Income Taxes

The Fund intends to operate and be treated as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of September 30, 2022.

8. Other Service Providers

UMB Fund Services, Inc. serves as the Fund’s administrator, accounting agent, and transfer agent. UMB Bank, N.A. serves as the custodian for the Fund.

9. Subsequent Events

In preparing these financial statements, management has evaluated subsequent events through the date of issuance of the financial statements and has identified the following for disclosure in the Fund’s subsequent events:

Fund investors invested aggregate capital of $850,000 in one closing dated October 1, 2022.

10. Financial Highlights

Six Months Ended September 30, 2022
(unaudited)
Per Share Operating Performance (for a share outstanding throughout the period):
Net Asset Value, beginning of period	$1,000.00
Net Decrease in Net Assets Resulting from Operations	(63.36)
Accretion of Share Issuances (at $1,000 per share)	38.95
Net Asset Value, end of period	$975.59
Total Return (not annualized)*	(6.56)%
Supplemental Data:
Net Assets, end of period	$11,566,357
Ratios to Average Net Assets**:
Gross Expenses	18.66%
Net Expenses	14.95%
Net Investment Loss	(14.95)%
Portfolio Turnover Rate	-

*	The total return of the Fund is calculated as geometrically linked monthly returns for each month in the period.
**	Annualized for periods less than one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wellings Real Estate Income Fund (the “Fund”) invests in a variety of commercial real estate asset classes, including, but not limited to, manufactured housing communities, self-storage facilities, RV parks, multifamily, and small-bay industrial properties through investments in limited liability companies (LLCs) or limited liability partnerships (LLPs). The Fund is a closed-end management investment company that has elected its fiscal year end to be March 31 and to be regulated as a business development company under the Investment Company Act of 1940. In addition, the Fund has elected to be treated as a partnership under the Internal Revenue Code, commencing with our taxable year ending December 31, 2022. The investment adviser for the Fund is Wellings Capital Management, LLC.

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. For the period from April 1, 2022, through June 30, 2022, the Fund’s Adviser managed the Fund’s registration and organizational readiness processes and incurred organizational and offering costs, respectively, on behalf of the Fund. The offering costs are subject to reimbursement by the Fund and the Fund is required to reimburse the Adviser for any organizational expenses paid on the Fund's behalf if and then upon the Fund's receipt of $20.0 million in investor subscriptions.

Business proceedings and operations officially commenced on July 1, 2022. For the period from July 1, 2022, through September 30, 2022, the Fund raised almost $11.7 million in equity capital and made investments in four different commercial real estate opportunities spread across various parts of the United States totaling $8.36 million.

Although the Fund has not generated revenue since its inception, the Fund expects to generate revenues primarily through the receipt of distributions from the Fund’s underlying investments in LLCs and LLPs.

Key Components of Operations

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We generate revenues in the form of distributions that we receive from the LLC and LLP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions that we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with the investment management agreement  (the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including:

•	our operational expenses;

•	fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

•	brokers’ commissions;

•	fees and expenses associated with calculating our NAV (including expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;

•	costs of holding stockholder meetings;

•	the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian;

•	insurance premiums; and

•	costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Costs relating to future offerings of securities would be incremental.

Investment Activity

As operations officially commenced during the quarter, the Fund also began investment activities. The Adviser of the Fund had been performing investment-related activities, such as due diligence and operator vetting, prior to the beginning of the quarter, but had not placed any capital. During the three months ended September 30, 2022, the Fund made four investments in qualified investment opportunities, as defined by the Fund’s Form 10. In total, the Fund placed $8,360,000 during the quarter across a variety of asset classes. The Fund and the Adviser continue to actively review a number of investment opportunities in order to further expound on the investment strategy laid out in the legal documents.

The Fund’s investments in LLC and LLP interests in commercial real estate pooled investment vehicles aggregate approximately $8.4 million as of September 30, 2022. Details regarding the acquisition costs, investment type and representative percentage of the Fund’s total assets can be found in the footnotes to the financial statements included in this filing.

Our Adviser is actively evaluating opportunities to invest in other qualifying investments commensurate with the Fund’s available equity capital.

For existing investments, our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

Result of Operations

Our operating results for the six months and three months ended September 30. 2022 are detailed in the financial statements included in this filing.

As disclosed in the Fund’s financial statements, operations did not officially commence until July 1, 2022. Due to the absence of revenue and the incurrence of expenses since the Fund’s inception, the Fund experienced a Net Investment Loss of $289,343 and $282,212 for the six-month and three-month periods ended September 30, 2022.

Indeed and as expected during the Fund’s early stage (commenced operations on July 1, 2022) the Fund incurred operational expenses, such as fund accounting, administration, custody and transfer agency; expenses for professional services including audit, compliance, legal and valuation; compensation to directors and officers and investment management fees based on the funds average assets invested in qualifying investments during the quarter.

Financial Condition, Liquidity and Capital Resources

The Fund had more than adequate capital resources to meet its liquidity needs during the quarter. As previously stated, the Fund closed offerings at the beginning of July, August, and September, raising $11,655,700 in cash that was available for the Adviser to invest in qualified investments. Of that amount, almost $8.4 million was invested during the quarter. The Fund intends to invest available capital in congruence with the Fund’s filed Form 10. It is the Adviser’s belief that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Fund.

We consider the most significant accounting policies and critical accounting estimates to be those related to our Valuation of Portfolio Investments and Revenue Recognition.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, August 1, and September 1, 2022, the Fund sold $6,505,700, $1,485,000, and $3,665,000, respectively, aggregating almost $11.7 million of unregistered common shares of beneficial interest to accredited investors. For the period from July 1, 2022, through September 30, 2022, the Fund made investments in four different commercial real estate opportunities spread across various parts of the United States totaling $8.36 million. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

3.1	Agreement and Declaration of Trust (filed as Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wellings Real Estate Income Fund

Date: November 14, 2022	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: November 14, 2022	/s/ Frederick C. Teufel, Jr.
Frederick C. Teufel, Jr.
Chief Financial Officer