Form 10-Q
period 2022-12-31
Wellings Real Estate Income Fund
filed 2023-02-14
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-56432

Wellings Real Estate Income Fund

(Exact name of registrant as specified in its charter)

Delaware	88-6163167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14805 Forest Road, Suite 203

Forest, VA 24551

(Address of principal executive offices) (Zip Code)

800-844-2188

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Wellings Real Estate Income Fund

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (the “Fund”), current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic is having and is expected to have on the credit markets and the negative effect that the COVID-19 pandemic could have on the Fund’s business;

●	business prospects and the prospects of the Fund’s portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of the Investment Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

●	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in the Fund’s operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Fund invests;

●	the ability of the companies in which the Fund invests to achieve their objectives;

●	the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;

●	the use of borrowed money to finance a portion of the Fund’s investments;

●	the adequacy, availability and pricing of the Fund’s financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

●	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Registration Statement.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022
	(unaudited)	March 31, 2022

ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $4,000,000 and $0, respectively)	$4,000,000	$-
Affiliate Investments, at fair value (cost $9,450,000 and $0, respectively)	9,567,850	-
Control Investments, at fair value (cost $3,500,000 and $0, respectively)	3,500,000	-
Total Investments, at fair value (cost $16,950,000 and $0, respectively)	17,067,850	-
Cash	1,564,584	200,000
Receivable for Shares sold	50,000	-
Receivable from Adviser for reimbursement of organizational expense and offering costs	169,238	88,750
Deferred offering costs	73,213	75,007
Prepaid Insurance	7,086	-
TOTAL ASSETS	18,931,971	363,757

LIABILITIES
Payable to Adviser	242,451	163,757
Professional fees payable	130,267	-
Directors and officers expense payable	12,000	-
Other payables	8,893	-
TOTAL LIABILITIES	393,611	163,757

TOTAL NET ASSETS	$18,538,360	$200,000

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$18,817,806	$200,000
Accumulated distributable loss	(279,446)	-

TOTAL NET ASSETS	$18,538,360	$200,000

SHARES ISSUED AND OUTSTANDING (Unlimited number of shares authorized)	18,818	200

NET ASSET VALUE PER SHARE	$985.15	$1,000.00

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2022

(Unaudited)

			Initial
		Geographic	Acquisition				Percent of
Portfolio Company/ Type of Investment (1)	Industry	Region	Date	Shares/Units	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	N/A (4)	$3,000,000	$3,000,000	16.18
Post Investment Group - Bellaire Partners LLC (3)(5)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	N/A (4)	537,593	537,593	2.90
Post Investment Group - Providence Partners LLC (3)(5)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	N/A (4)	462,407	462,407	2.49
Total Non-Control/Non-Affiliate Investments					4,000,000	4,000,000	21.57

Non-Control/Affiliate Investments (2)
Cook Properties - Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	N/A (4)	640,000	640,000	3.45
Great Escapes RV Fund IV, L.P. (3)
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	N/A (4)	4,000,000	4,160,950	22.45
LBX Investments - LBX Deptford Investors LLC (3)
Common Equity, Membership Interests	Retail	United States	12/13/2022	N/A (4)	750,000	750,000	4.05
LBX Investments - Mount Prospect Investors LLC (3)(5)
Common Equity, Membership Interests	Retail	United States	8/11/2022	N/A (4)	760,000	760,000	4.10
Post Investment Group - Post Sandstone Partners LLC (3)(5)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	N/A (4)	700,000	700,000	3.78
TC-BKM US Industrial Fund I, L.P. (3)(5)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	N/A (4)	2,600,000	2,556,900	13.79
Total Non-Control/Affiliate Investments					9,450,000	9,567,850	51.62

Control/Affiliate Investments (2)
Crystal View Capital Fund IV, L.P. (3)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United Sates	11/30/2022	N/A (4)	3,500,000	3,500,000	18.88
Total Control/Affiliate Investments					3,500,000	3,500,000	18.88

Total Investments					$16,950,000	$17,067,850	92.07
Other Assets Less Liabilities						1,470,510	7.93
Net Assets						$18,538,360	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The number of shares or units owned is presented for equity investments unless otherwise indicated. All of the Fund's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.

(3)	Investment is restricted as to resale. As of December 31, 2022, the total cost and fair value of investments subject to restrictions on sales was $16,950,000 and $17,067,850, respectively, representing 92.07% of the Fund's net assets.

(4)	Investment does not issue units or shares.

(5)	Income producing.

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2022
	(unaudited)	(unaudited)

INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$50,000	$50,000
Affiliate Investments:
Dividend income	22,026	22,026
Fee income	35,000	35,000
Other income	30	52

TOTAL INCOME	107,056	107,078

EXPENSES
Professional fees	93,991	240,909
Organizational expense	(64,630)	7,275
Offering costs	51,644	73,213
Marketing and distribution expense	38,000	64,500
Management Fee	35,415	56,141
Directors and officers expense	30,000	72,000
Insurance expense	9,586	23,759
Accounting and administration fees	9,500	19,000
Custody and transfer agent expense	1,374	6,204
Other expenses	18,712	21,861

TOTAL EXPENSES	223,592	584,862
Reimbursement From Adviser	(8,583)	(80,488)

NET EXPENSES	215,009	504,374

NET INVESTMENT LOSS	$(107,953)	$(397,296)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON:
Affiliate Investments	117,850	117,850

TOTAL NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)	117,850	117,850

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,897	$(279,446)

Weighted average common shares outstanding	16,457	8,544

Net investment income (loss) per common share (basic and diluted) (1)	$(6.56)	$(46.50)

Earnings (loss) per common share (basic and diluted) (1)	$(6.56)	$(46.50)

(1)	Calculated based on weighted average common shares outstanding.

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2022
	(unaudited)	(unaudited)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(107,953)	$(397,296)
Net change in unrealized appreciation (depreciation)	117,850	117,850

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	9,897	(279,446)

CAPITAL TRANSACTIONS:
Proceeds from shares sold	6,962,106	18,617,806

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	6,962,106	18,617,806

NET INCREASE IN NET ASSETS	6,972,003	18,338,360

NET ASSETS:
Beginning of period	11,566,357	200,000
End of period	$18,538,360	$18,538,360

CAPITAL SHARE TRANSACTIONS:
Shares sold	6,962	18,618

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	6,962	18,618

SHARES:
Beginning of period	11,856	200
End of period	18,818	18,818

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENT OF CASH FLOWS

Nine Months Ended
December 31, 2022
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Decrease in Net Assets from Operations	$(279,446)
Adjustments to Reconcile Net Decrease in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(16,950,000)
Net change in unrealized (appreciation) depreciation on:
Affiliate Investments	(117,850)
Increase in offering costs	(71,419)
Amortization of deferred offering costs	73,213
Changes in Operating Assets and Liabilities:
(Increase)/decrease in Receivable from Adviser for reimbursement of organizational expense and offering costs	(80,488)
(Increase)/decrease in prepaid insurance	(7,086)
Increase/(decrease) in payable to Adviser	78,694
Increase/(decrease) in professional fees payable	130,267
Increase/(decrease) in directors and officers expense payable	12,000
Increase/(decrease) in other payables	8,893
Net Cash used in Operating Activities	(17,203,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold, net of receivable for Shares sold	18,567,806
Net Cash Provided by Financing Activities	18,567,806

NET INCREASE IN CASH	1,364,584

CASH:
Beginning of Period	200,000
End of Period	$1,564,584
Supplemental schedule of non-cash financing activity:
Receivable for Shares sold	$50,000

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENT

AS OF DECEMBER 31, 2022 (UNAUDITED)

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

The Fund intends to achieve its investment objectives by investing at least 80% of the Fund’s net assets (plus any amount of borrowings for investment purposes) in a portfolio of real estate and real estate-related investments, which will consist of the following primary asset classes: acquiring limited partnership (“LP”) equity securities issued by entities that invest in manufactured housing communities (“MHCs”), self-storage facilities, industrial real estate, recreational vehicle parks, and/or multifamily residences, as well as any other commercial real estate assets, throughout the United States indirectly through the Fund’s ownership in funds, pooled investment vehicles, and syndications controlled by such entities that own such real estate interests and that qualify as eligible portfolio companies under the 1940 Act, collectively the “Targeted Assets”.

The Fund commenced operations on July 1, 2022, and as of December 31, 2022, the Fund had made investments totaling $16,950,000 in qualified investment opportunities, as defined by the Fund’s Form 10.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents can include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2022, the Fund holds cash in the amount of $1,564,584 and no cash equivalents. The Fund periodically evaluates the creditworthiness of institutions and has not experienced any losses on such deposits.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and can include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, can include the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

The valuation of the Fund’s investments is determined as of the close of business at the end of each reporting period (the “Valuation Date”), which is generally monthly.

The board of trustees (the “Board”) is responsible for overseeing the Fund’s valuation policies, making recommendations to the Adviser on valuation-related matters, and overseeing implementation by the Adviser of such valuation policies.

The Board has delegated day-to-day management of the valuation process to the Adviser as the appointed valuation designee (“Valuation Designee”) and has authorized the Adviser to utilize independent third-party valuation and pricing services that have been approved by the Board. The Adviser has established a valuation committee (the “Adviser Valuation Committee”) to carry out this function. The Valuation Designee is subject to the oversight of the Board. The Valuation Designee is responsible for assessing and managing key valuation risk, and is generally responsible for the review, approval and testing of valuation methodologies and the determination of the fair value of the Fund’s investments.

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

The inputs used to determine the fair value of the Fund’s investments are summarized in the three broad levels listed in the fair value hierarchy below:

●	Level 1—unadjusted quoted prices in active markets for identical investments and registered investment companies where the value per share (unit) is determined and published and is the basis for current transactions for identical assets or liabilities at the valuation date;

●	Level 2—investments with other significant observable inputs (including quoted prices for similar investments, interest rates, benchmark yields, bids, offers, transactions, spreads, cash collateral, and other relationships observed in the markets among market securities, underlying equity of the issuer, proprietary pricing models, credit risk, etc.); or

●	Level 3—investments with significant unobservable inputs (which may include the Fund’s own assumptions in determining the fair value of investments).

Changes in valuation techniques may result in transfers in or out of an assigned level within the fair value hierarchy. The Fund discloses transfers between levels based on valuations at the end of the reporting period. The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments.

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of December 31, 2022:

Investments Type	Level 1	Level 2	Level 3	Total
Common Equity	$-	$-	$17,076,850	$17,076,850
Total Investments	$-	$-	$17,076,850	$17,076,850

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Investment Type	Balance as of April 1, 2022	Purchases	Proceeds From Sales or Other Dispositions	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Balance as of December 31, 2022
Common Equity	$—	$16,950,000	$—	$—	$117,850	$17,067,850
Total	$—	$16,950,000	$—	$—	$117,850	$17,067,850

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of December 31, 2022:

Investment Type	Fair Value December 31, 2022	Valuation Methodologies	Unobservable Input	Input Range	Impact on Valuation from an Increase in Input
Common Equity	$17,067,850	Cost	Transaction Price	N/A	N/A

		Income Approach / Discounted Cash Flow	Cost of Equity	11.5% - 12.5%	Decrease
			Capitalization Range	7.0% - 8.0%	Decrease
			Investment Growth Expectations	4.0%	Increase

Total	$17,067,850

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the period ended December 31, 2022) is shown below:

							Net Change
	Principal/	Principal/			Proceeds From		in Unrealized
	Shares/Units	Shares/Units	Fair Value		Sales or Other	Net Realized	Appreciation	Fair Value	Dividend	Fee
Portfolio Company	4/1/2022	12/31/2022	4/1/2022	Purchases	Dispositions	Gain (Loss)	(Depreciation)	12/31/2022	Income	Income
Affiliate Investments:
Cook Properties - Newark-Forest Portfolio (1)	-	N/A (2)	$-	$640,000	$-	$-	$-	$640,000	$-	$-
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	-	4,000,000	-	-	160,950	4,160,950	-	-
LBX Investments - The Court at Deptford (1)	-	N/A (2)	-	750,000	-	-	-	750,000	-	-
LBX Investments - Mount Prospect Investors LLC (1)	-	N/A (2)	-	760,000	-	-	-	760,000	6,413	-
Post Investment Group - Post Sandstone (1)	-	N/A (2)	-	700,000	-	-	-	700,000	-	35,000
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	-	2,600,000	-	-	(43,100)	2,556,900	15,613	-
Total Affiliate Investments			-	9,450,000	-	-	117,850	9,567,850	22,026	35,000

Control Investments:
Crystal View Capital Fund IV (1)	-	N/A (2)	-	3,500,000	-	-	-	3,500,000	-	-
Total Control Investments			-	3,500,000	-	-	-	3,500,000	-	-

Total Affiliate and Control Investments			$-	$12,950,000	$-	$-	$117,850	$13,067,850	$22,026	$35,000

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2022, the Fund does not hold any non-qualifying assets.

Allocation of Profits and Losses

On each Valuation Date, the Fund will allocate income, gains, losses, and deductions for the period since the last Valuation Date pro rata in proportion to the balances in their opening capital accounts in the Fund on the first day of the period (after taking into account any subscriptions, distributions and redemptions since the previous Valuation Date). The profits and losses for any period will reflect unrealized profits and losses on the value of the Fund’s assets during the period, as well as realized capital gains and losses, and any income during the period.

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended December 31, 2022, the Fund’s dividend income was $22,026 and $22,026, respectively.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended December 31, 2022, the Fund’s fee income was $85,000 and $85,000, respectively.

3. Investment Management

The Fund has entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser. Subject to the oversight of the Board, the Adviser is responsible for managing the Fund’s business affairs and providing day-to-day administrative services to the Fund either directly or through others selected by it for the Fund.

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

For the three months and nine months ended December 31, 2022, there was no Incentive Fee earned and $35,415 and $56,141, respectively, in Management Fee was earned as identified on the Statements of Operations.

4. Indemnifications

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of December 31, 2022, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of December 31, 2022, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of December 31, 2022, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of Shares in July of 2022. During the three months ended December 31, 2022, the Fund reclassified certain expenses totaling $64,630 presented as organizational expense on the Statements of Operations for the three month periods ended September 30, 2022 and June 30, 2022, to offering costs upon final analysis of the expenses incurred. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund shall only be required to reimburse the Adviser for any organizational expenses and offering costs if and then upon the Fund's receipt of $20 million in investor subscriptions. As of December 31, 2022, the Fund's offering costs and organizational expense in the amounts of $73,213 and $96,025, respectively, are subject to reimbursement from the Adviser. The Fund anticipates reimbursement of offering costs and organizational expense to begin in early 2023 when $20 million in investor subscriptions are attained.

6. Capital Stock

The Fund anticipates conducting private placements of its common shares of beneficial interest (the “Shares”), any of which may be a finite offering or a perpetual offering. The Fund will offer the Shares in each such offering pursuant to a confidential private placement memoranda prepared by the Fund (each, a “Memorandum”). The offering of Shares pursuant to this Memorandum shall consist of private placements, in an aggregate amount of up to $50 million (the “Private Offering”) from suitable investors. The Adviser reserves the right in its sole discretion to accept additional purchases of Shares of up to $50 million (for a maximum initial Offering of $100 million).

The Fund expects to enter into separate subscription agreements with a number of investors in the Private Offerings. To purchase Shares in the Private Offerings, an investor must complete and sign a subscription agreement for a specific dollar amount equal to or greater than $50,000 and pay such amount at the time of subscription. Subscriptions will be effective only upon the Fund’s acceptance, and the Fund reserves the right to reject any subscription in whole or in part. All purchases will be made at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the requirement contained under Section 23 of the 1940 Act. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Fund after other investors have already done so are apportioned their pro rata portion of the Fund’s organizational expense and offering costs. Prior to a Liquidity Event (defined below), no investor who participated in the Private Offerings will be permitted to sell, assign, transfer or otherwise dispose of its Shares unless the Fund provides its prior written consent, and the transfer is otherwise made in accordance with applicable law.

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

7. Fund Distributions

The Fund generally intends to make monthly distributions to its Shareholders out of assets legally available for distribution. The Fund’s monthly distributions, if any, will be determined by the Board. The Fund expects targeted annual distributions of approximately 4-8% of its net assets beginning in 2023.

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of December 31, 2022.

9. Other Service Providers

UMB Fund Services, Inc. serves as the Fund’s administrator, accounting agent, and transfer agent. UMB Bank, N.A. serves as the custodian for the Fund.

10. Subsequent Events

In preparing these financial statements, management has evaluated subsequent events through the date of issuance of the financial statements and has identified the following for disclosure in the Fund’s subsequent events:

In January 2023, the $50,000 receivable for shares sold as presented on the Statements of Assets and Liabilities was received by the Fund.

Fund investors contributed aggregate capital effective January 1, 2023 and February 1, 2023 in the amounts of $3,964,500 and $732,500, respectively.

The Fund made its first monthly distribution on January 24, 2023 in the amount of $75,941 based on an annualized rate of approximately 4% of its net assets which resulted in $59,041 being paid to investors in cash and $16,900 being reinvested into the Fund.

11. Financial Highlights

Nine Months Ended
December 31, 2022
(unaudited)
Per Share Operating Performance (for a share outstanding throughout the period):
Net Asset Value, Beginning of Period	$1,000.00
Net Investment Loss	(73.96)
Net Realized and Unrealized Gain (Loss)	6.26
Net Decrease in Net Assets Resulting from Operations	(67.70)
Accretion of Share Issuances (at $1,000 per share)	52.85
Net Asset Value, End of Period	$985.15
Total Return (not annualized) (1)	(6.65)%
Supplemental Data:
Net Assets, end of period	$18,538,360
Ratios to Average Net Assets (2):
Gross Expenses	10.26%
Net Expenses	8.87%
Net Investment Loss	(6.99)%
Portfolio Turnover Rate (not annualized)	-

(1)	The total return of the Fund is calculated as geometrically linked monthly returns for each month in the period.
(2)	Annualized for periods less than one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations, and cash flows. The information contained in this section should be read in conjunction with the financial statements and footnotes appearing elsewhere in this Form 10-Q.

Overview

Wellings Real Estate Income Fund (“the Fund”) is a closed-end management investment company that has elected its fiscal year end to be March 31 and to be regulated as a business development company under the Investment Company Act of 1940. The Fund invests in a variety of commercial real estate asset classes, including, but not limited to, manufactured housing communities, self-storage facilities, RV parks, multifamily, and small-bay industrial properties through investments in limited liability companies (LLCs) or limited partnerships (LPs). The operators within these asset classes primarily focus on value-add opportunities to increase net operating income, which is then passed on to the investors through free cash flow from operations. In addition, the Fund has elected to be treated as a partnership under the Internal Revenue Code, commencing with our taxable year ending December 31, 2022. The investment adviser (“the Adviser”) for the Fund is Wellings Capital Management, LLC.

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. For the period from April 1, 2022, through June 30, 2022, the Fund's Adviser managed the Fund's registration and organizational readiness processes and incurred organizational and offering costs, respectively, on behalf of the Fund. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund is required to reimburse the Adviser for any organizational expenses paid on the Fund's behalf if and when the Fund receives $20.0 million in investor subscriptions, which the Adviser anticipates will take place in the quarter ended March 31, 2023.

Business proceedings and operations officially commenced on July 1, 2022. For the period from July 1, 2022, through December 31, 2022, the Fund raised approximately $18.62 million in equity.

The Fund generated its’ first streams of revenue during the quarter ended December 31, 2022, totaling $107,026, from fee income and dividend income from the Fund’s underlying investments in LLCs and LPs.

Key Components of Operations

Investments

The Fund's level of investment activity can and does vary substantially from period to period depending on many factors, including the general economic environment, the amount of capital we have available, and the competitive environment for the type of investments we make. As a business development company (“BDC”), we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act of 1940 unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

For existing investments, the Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. In addition, our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss the financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

Investment Income

As of December 31, 2022, the Fund's portfolio consisted of 11 commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the quarter ended December 31, 2022, the Fund generated $107,026 in income, bringing the total income generated since inception to $107,078. The investment income was generated from five separate transactions. Primarily, the investment income is from investments in companies controlled by Post Investment Group, a real estate investment firm. The investments are with Post Sandstone Partners, Post Bellaire Partners and Post Providence Partners, and the investment income was $35,000, $26,880, and $23,120, respectively. The remaining income was Dividend Income, which came from two of the Fund’s underlying investments, totaling $15,613 from TC-BKM US Industrial Fund I and $6,413 from LBX Mt. Prospect Plaza.

The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund's primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Adviser, legal and professional fees, interest expenses, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the quarter ended December 31, 2022, the Fund made seven new investments across five new investment opportunities, bringing the total to eleven total investments since the Fund’s inception. These seven investments totaled $8.59 million, bringing the total invested since inception to $16.95 million. In addition, for the quarter ended December 31, 2022, the Fund raised almost $7 million, which was used to support the new investments and increase the Fund's liquidity, bringing the total capital contributions to $18.62 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund's second quarter of operations and third since launch, and as such, the Fund's performance should be considered in the context of its early stage of development.

Our operating results for the three and nine months ended December 31, 2022, are as follows:

	For the Three Months Ended December 31, 2022	For the Nine Months Ended December 31, 2022
Total investment income	$107,056	$107,078
Total expenses, net of fees	215,009	504,374
Net investment loss	(107,953)	(397,296)
Net unrealized income on investments	117,850	117,850
Net increase (decrease) in net assets	$9,897	$(279,446)

Expenses

The composition of our operating expenses for the three and nine months ended December 31, 2022 were as follows:

	For the Three Months Ended December 31, 2022	For the Nine Months Ended December 31, 2022
Professional fees	93,991	240,909
Organizational expense	(64,630)	7,275
Offering costs	51,644	73,213
Marketing and distribution expense	38,000	64,500
Management fee	35,415	56,141
Directors and officers expense	30,000	72,000
Insurance expense	9,586	23,759
Accounting and administration fees	9,500	19,000
Custody and transfer agent expense	1,374	6,204
Other expenses	18,712	21,861
Reimbursement from adviser	(8,583)	(80,488)
	215,009	504,374

Professional fees

The Fund’s professional fees primarily relate to auditing, legal, and valuation services. For the three and nine months ended December 31, 2022, the Fund incurred professional expenses of $93,991 and $240,909 respectively.

Organization expense

Organizational expense represent costs that were incurred to form the Fund. For the three and nine months ended December 31, 2022, the Fund had organizational expense income of $64,630 and expenses of $7,275 respectively. The organizational income came as a result of adjustments to organizational expense and offering costs during the three month period ended December 31, 2022.

Offering costs

The offering costs consist primarily of consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the three and nine months ended December 31, 2022, the Fund amortized offering costs of $51,644 and $73,213 respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as, expenses for the marketing and advertising of the Fund. For the three and nine months ended December 31, 2022, the Fund had marketing and distribution costs of $38,000 and $64,500 respectively.

Management Fee

Under the Investment Management Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three and nine months ended December 31, 2022, the Fund incurred management fees of $35,415 and $56,141, respectively.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three and nine months ended December 31, 2022, the Fund incurred offering costs of $30,000 and $72,000 respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three and nine months ended December 31, 2022, the Fund had insurance expenses of $9,586 and $23,759 respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three and nine months ended December 31, 2022, the Fund incurred accounting and administrative expenses of $9,500 and $19,000 respectively.

Custody and Transfer Agent Fees

The custody and transfer agent fees represent fees for services provided by a third-party organization. For the three and nine months ended December 31, 2022, the Fund had custody and transfer agent fees of $1,374 and $6,204 respectively.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the three and nine months ended December 31, 2022, the Fund had other expenses of $18,712 and $21,861 respectively.

Reimbursement from Adviser

The organizational and offering costs are subject to reimbursement by the Fund, and the Fund is required to reimburse the Adviser for any organizational expenses paid on the Fund's behalf if and when the Fund receives $20.0 million in investor subscriptions. For the three and nine months ended December 31, 2022, the Fund's reimbursement from adviser was $8,583 and $80,488 respectively.

As disclosed in the Fund’s financial statements, the fiscal year end is March 31. However, operations did not officially commence until July 1, 2022.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2022, the Fund had cash of $1.6 million available for investing and general corporate purposes. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities of $17.2 million for the nine months ended December 31, 2022, and the Fund’s cash provided by financing activities of $18.6 million for the same period. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds of $18.6 million from shares issued, net of receivables.

During the quarter, the Fund closed offerings at the beginning of October, November, and December, raising $6.96 million in cash that was available for the Adviser to invest in qualified investments on top of the available cash from the previous quarter. This brought the capital amount raised to date from inception to $18.77 million. Of that amount, almost $8.6 million was invested during the quarter and $16.95 million has been invested since inception of the Fund, with the remaining amount being used to cover expenses. The Fund intends to continue to invest available capital in congruence with the Fund’s filed Form 10. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to date, the Fund has received total capital contributions over $18.82 million in equity, and the Adviser anticipates this number to continue growing for the foreseeable future.

The Fund did not make any cash distributions or return of capital to investors during the period from inception to December 31, 2022. These distributions are at the sole discretion of the Adviser.

Critical Accounting Policies and Estimates

The preparation of these financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Changes in the economic environment, financial markets, and other parameters used in determining such estimates could cause actual results to differ materially.

The Fund’s critical accounting policies and estimates are as follows:

Investment Valuations

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

The inputs used to determine the fair value of the Fund’s investments are summarized in the three broad levels listed in the fair value hierarchy below:

Level 1—unadjusted quoted prices in active markets for identical investments and registered investment companies where the value per share (unit) is determined and published and is the basis for current transactions for identical assets or liabilities at the valuation date.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of the Fund’s investments are classified as Level 3.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, November 1, and December 1, 2022, the Fund sold $850,000, $5,187,000, and $925,106, respectively, aggregating approximately $6.96 million of unregistered common shares of beneficial interest to accredited investors. For the period from October 1, 2022, through December 31, 2022, the Fund made investments in five different commercial real estate opportunities spread across various parts of the United States totaling $8.59 million. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

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

Wellings Real Estate Income Fund

Date: February 14, 2023	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: February 14, 2023	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer