Form 10-K
period 2023-03-31
Wellings Real Estate Income Fund
filed 2023-06-29
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number: 000-56432

Wellings Real Estate Income Fund

(Exact name of registrant as specified in its charter)

Delaware	88-6163167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14805 Forest Road

Suite 203

Forest, VA 24551

(Address of principal executive offices) (Zip Code)

800-844-2188

Registrant's telephone number, including area code

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Wellings Real Estate Income Fund

FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including Financial Statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee of Wellings Real Estate Income Fund
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, tax, depreciation, and amortization
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Restricted Stock	Service-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SOFR	Secured Overnight Financing Rate
SPV	Special Purpose Vehicle
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
UCC	Uniform Commercial Code

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

Introduction

Wellings Real Estate Income Fund, a Delaware Trust, operates a commercial real estate Business Development Company (BDC).  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include Wellings Real Estate Income Fund and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2023” are to the Company’s fiscal year ending March 31, 2023.

PART I.

Item 1.  Description of Business

The Fund

Wellings Real Estate Income Fund (together with all entities included in its financial statements, the “Fund”) is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company that will elect to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), in connection with this offering. In addition, for tax purposes, the Fund intends to elect to be taxed as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is externally managed by its investment adviser, Wellings Capital Management, LLC (“Wellings” or the “Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) prior to the Fund filing an election to be treated as a BDC under the 1940 Act and has approximately $110 million in assets under management as of March 31, 2023. Each of Paul Moore and Benjamin Kahle, the Fund’s Chief Executive Officer and Chief Operating Officer, respectively, are the controlling shareholders of the Investment Adviser. The Fund has entered into an agreement (the “Administration Agreement”) with UMB Fund Services Inc. (the “Administrator”) to provide certain administrative services to the Fund.

The Fund’s primary investment objectives are to:

●	preserve Shareholders’ capital;

●	make regular distributions to Shareholders from its investments; and

●	realize income and appreciation from its investments.

The Fund intends to achieve its investment objectives by investing at least 80% of the Fund’s net assets (plus the amount of borrowings for investment purposes) in a portfolio of real estate and real estate-related investments, which will consist of the following primary asset classes: acquiring limited partnership (LP) or limited liability company (LLC) equity securities issued by entities that invest in manufactured housing communities (“MHCs”), self-storage facilities, industrial real estate, recreational vehicle parks, and/or multifamily residences, as well as any other commercial real estate assets throughout the United States, indirectly through the Fund’s ownership in entities that own such real estate interests and that qualify as eligible portfolio companies under the 1940 Act (the “Targeted Assets”). The Fund’s 80% real estate investment policy may only be changed with 60 days’ prior notice to Shareholders of the Fund. However, no assurance can be given that the Fund’s investment objectives will be achieved, and investment results may vary substantially on a monthly, quarterly, annual, and other periodic basis. The Fund may also invest in other strategies and opportunities from time to time that the Investment Adviser views as attractive as outlined in this Item 1.

As a BDC, at least 70% of the Fund’s assets must be “qualifying assets,” which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and the BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, a BDC is permitted to invest up to 30% of its total assets opportunistically in “non-qualifying assets,” such as investments in non-U.S. companies and CLOs. Non-qualifying assets are not part of the Fund’s business plan. See “Regulation” below.

The Investment Adviser

Wellings Capital Management, LLC, a Delaware limited liability company, serves as the Fund’s investment adviser and is a registered investment adviser under the Advisers Act. Subject to the supervision of the Fund’s Board of Trustees (the “Board”), a majority of which is made up of trustees that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), the Fund’s Investment Adviser manages the Fund’s day-to-day operations and provides the Fund with investment advisory and management services and certain administrative services. Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.” Each of Paul Moore and Benjamin Kahle, the Fund’s Chief Executive Officer and Chief Operating Officer, respectively, are the controlling shareholders of the Investment Adviser.

The Investment Adviser’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring the Fund’s investments and monitoring and servicing the Fund’s investments. As of March 31, 2023, the Investment Team was comprised of four investment professionals, all of whom dedicate a substantial portion of their time to the Fund. These individuals may have additional responsibilities other than those relating to the Fund, but generally allocate a substantial portion of their time in support of the Fund’s business and the Fund’s investment objectives as a whole. In addition, the Investment Adviser believes that it has excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. The Fund expects to benefit from the support provided by these personnel in the Fund’s operations. The Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Investment Team have been actively involved in making investments in the Targeted Assets for an average of 14 years and have built strong relationships with the personnel of the management teams of the Targeted Assets as well as various services providers to such Targeted Assets, including banks, financial institutions, law firms, and accounting and consulting firms.

The Investment Adviser has an investment committee (the “Investment Committee”) comprised of three members that is responsible for approving all of the Fund’s investments. The extensive experience of the investment professionals serving on the Fund’s Investment Committee includes expertise in making and structuring investments in the Targeted Assets. The Fund’s Investment Committee employs a due diligence process that assesses a prospective investment’s financial projections, management teams, and relative value, and by modeling various return scenarios and other factors. The Investment Committee requires a majority approval, including by the Fund’s Chief Operating Officer, for all investment decisions taken, including the origination or purchase of new investments, by the Investment Adviser on the Fund’s behalf.

Market Opportunity

The Investment Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and monitoring the Fund’s investments. The Investment Team believes that existing market conditions have combined to create an attractive investment environment for the Fund.

The Fund believes private commercial real estate has compelling demographic, financial and operational drivers that provide favorable investment opportunities for investors. This Fund focuses on investing in manufactured housing communities, self-storage facilities, RV parks, multifamily, and light industrial properties managed by tenured operators. See below for market opportunity information for each of these asset classes.

Manufactured Housing Communities

●	The Adviser believes there is a substantial need for affordable housing in the United States. In the Federal Reserve’s “Report on the Economic Well-Being of U.S. Households in 2022-May 2022,” it was reported that approximately 30% of adults had a family annual income below $25,000 in 2022, and 45% had less than $50,000. Based on this data, the Adviser believes that many individuals at such income levels are not able to afford the upfront and ongoing costs associated with single family homes or even apartments.[1]

●	A 2023 survey from GoBankingRates found that 36% of Americans have saved $10,000 or less for retirement, while 14% have not saved anything for retirement. Further, nearly 19% of millennials, or those individuals between the ages of 18-34, have not saved anything for retirement. The study found that the top reason for the low savings rates was a lack of sufficient income to save for retirement while also meeting day-to-day living expenses.[2]

●	In a July 2022 report, the non-profit Urban Institute stated that manufactured housing is the least expensive type of housing and questioned whether current supply was sufficient to meet the expected demand. The average cost per square foot for a manufactured home is $72, according to the report, compared with $144 for a new site-built home.[3] The Adviser believes that this cost differential makes manufactured homes a source of affordable housing for those lower income Americans who cannot afford the initial and ongoing costs of home ownership.

●	MHC ownership is highly fragmented according to Frank Rolfe, an industry leader who owns over 200 parks in 25 states. He estimates that about 85% of the United States’ approximately 43,000 mobile home parks are owned by local operators, not by institutional asset managers.[4] The Adviser believes that the managers and operators of the entities constituting the Targeted Assets can therefore acquire these parks at compelling prices and significantly upgrade operations. This can lead to higher income and higher cash flow, which ultimately leads to higher asset values and investor profits. The Adviser believes that managers and operators of the entities constituting the Targeted Assets can therefore sell a stabilized portfolio to an institutional buyer at a premium.

[1]	https://www.federalreserve.gov/publications/files/2022-report-economic-well-being-us-households-202305.pdf

[2]	https://www.gobankingrates.com/retirement/planning/most-americans-have-less-than-50k-in-retirement-savings-survey/

[3]	https://www.urban.org/sites/default/files/2022-07/The%20Role%20of%20Manufactured%20Housing%20in%20Increasing%20the%20Supply%20of%20Affordable%20Housing.pdf

[4]	https://www.apartmentlist.com/research/mobile-homes-affordability-crisis

●	In December of 2016, the Federal Housing Finance Agency issued a “duty to serve under-served markets” rule to Freddie Mac and Fannie Mae, which requires the agencies to try to address affordable housing, including manufactured housing. They will purchase around 30,000 manufactured housing mortgage loans from January 2017-December 2019.[5]

●	According to MH Quick Facts, Apartment Guides, and Bankrate.com, a manufactured home provides approximately 40% more space at approximately 60% less cost per square foot compared to apartments or single-family homes.

●	Mobile home parks with tenant owned homes also have a low cost for maintenance, as well as the lowest and perhaps most predictable capital expense requirements. Owning an MHC is essentially owning the underlying land and infrastructure. This means limited requirements for contractors, and a typically limited scope of work when one is required.[6]

●	In parks where the homes are owned by tenants, park owners are joint stakeholders with their tenants. In many scenarios, the park owners own and lease the land and infrastructure to tenants. The tenants own the homes, and as a result, they are usually incentivized to maintain the homes.

Self-Storage

●	The Adviser believes that self-storage plays a vital role as movers leverage storage facilities during relocation, which has accelerated throughout the COVID-19 pandemic.[7]

●	More than 30,000 owners operate roughly 55,000 self-storage facilities nationwide, according to statistics from the Self Storage Association, a trade group. It is estimated that approximately two thirds are currently owned by small local operators, providing an opportunity for the managers and operators of the Targeted Assets to acquire the properties upon compelling terms.

●	In 2008, the NAREIT All Equity Index lost almost 40%; however, self-storage sector REITs returned 5% including dividends.[8]

●	During recessions or economic downturns, the Adviser believes that many homeowners are forced to sell their homes and downsize to apartments. Similarly, the Adviser believes that existing apartment-dwellers tend to downsize to smaller apartments (or to mobile homes). In such a circumstance, the Adviser believes many former homeowners would rather storage any excess belongings rather than sell or give them away, making self-storage an attractive investment opportunity even during poor economic conditions.

●	The operator can increase or decrease street rates instantaneously based upon supply and demand and all storage leases are month-to-month.

●	The operator of the self-storage facility holds the customer’s assets as collateral. If tenants fail to maintain rental payments, the operator auctions their belongings and still receives money at the end.

●	Even when rent increases, the Adviser believes many tenants would prefer to keep their belongings at an existing self-storage facility. For example, paying an extra $5-25 per month for the rent increase is typically more preferrable than spending a Saturday morning moving possessions from one storage facility to another.

RV Parks

●	The RV park industry is highly fragmented. Of the approximately 8,000 privately-owned North American RV parks, 94% are owned by operators with less than five properties. Professional operators can typically acquire these parks at well below replacement cost.

[5]	https://www.curbed.com/2018/3/2/17058882/mobile-manufactured-homes-affordable-housing-crisis

[6]	https://www.benzinga.com/real-estate/22/04/26791021/investors-set-sights-on-mobile-home-parks-as-demand-for-affordable-housing-surges
[7]	https://www.pewtrusts.org/en/research-and-analysis/blogs/stateline/2022/03/23/the-pandemic-prompted-people-to-move-but-many-didnt-go-far

[8]	https://www.investmentnews.com/reit-returns-fell-37-3-in-2008-19418

●	RV parks have historically performed well through economic declines, and experienced continued revenue growth through the Great Recession (Dec 2007 - June 2009) and the COVID-19 pandemic.

●	According to Ipsos, a multinational market research and consulting firm, RV ownership in the United States is at record levels with over 11.2 million households owning an RV at the end of 2022. In addition, RV ownership in the United States has risen 62% since 2001.[9]

●	The Adviser believes that RV parks are the ultimate value for a quality, affordable vacation experience. People desire affordable vacations during recessionary times.

●	The Adviser believes that professionally operated resort RV parks have significant value-add and ancillary income opportunities. These can include resort and reservation fees, merchandise sales, golf cart rentals, food service, dynamic pricing, pet amenities, cabin rentals, patio sites, water parks, and much more.

Light Industrial

●	The Adviser believes that the rise in e-commerce is driving light industrial demand: For every $1 billion increase in online sales, 1.25 million in square feet of industrial properties is needed. Online spending in the United States surpassed $1 trillion for the first time in 2022 and continues to grow.[10]

●	Institutional investment is less than 2% of light industrial total market value, providing a unique opportunity in an underpenetrated segment which offers higher investment yields than larger industrial properties.[11]

●	The Adviser believes that many under-capitalized, non-institutional owners (local operators) in this sector create an opportunity for enhancing value with capital improvements.

●	Recent advancement in robotics, autonomous vehicles, smart sensors, and other developments naturally generate incremental demand for light industrial space to design and test new technology. Significant growth of life science and technology companies creates additional demand for available industrial space to accommodate the growing need for R&D and the onshoring of biomanufacturing.

Multifamily

●	Freddie Mac has reported that residential delinquency rates were just below 2%. At the same time, multifamily delinquencies sat at a mere 0.03 to 0.05%. So the multifamily delinquency rate at its peak was 90% lower than the residential rate in the worst downturn since the Great Depression.[12]

●	The Adviser believes that the majority of new apartment housing developments being constructed are outside of the affordability range for the local workforce.[13]

●	Multifamily housing has gained a comparative edge in tenant demand. Regardless of the state of the economy, all individuals need residences. Homeownership has dropped to 1970s and 1980s levels in the United States, the Federal Reserve Bank of St. Louis has reported. Downsizing baby boomers are losing interest in owning, many millennials delayed or abandoned home buying plans, and Generation Z, now coming of age and the largest cohort to ever live, is entering the housing market with rentals first.[14]

[9]	https://www.gorving.com/newsroom/rv-industry-association-manufacturing-statistics#:~:text=RV%20ownership%20is%20at%20a,RV%2Downing%20households%20in%202011

[10]	https://chainstoreage.com/us-online-retail-spending-passes-1-trillion-first-time#:~:text=The%20top%20digital%20spending%20categories,apparel%20%26%20accessories%20(37%25).
[11]	https://static1.squarespace.com/static/57a1250a9de4bb8f9adff023/t/5b84504a4d7a9c53057be1e6/1535397970022/The+Case+for+Small+Bay+Warehouse.pdf

[12]	https://www.corelogic.com/intelligence/serious-delinquency-rate-for-all-mortgage-loan-types-down-from-last-year; https://usreop.com/mba-chart-of-the-week-seriously-delinquent-rate-by-loan-type-for-q4-2020/; and https://www.globest.com/2019/06/28/as-talk-about-gses-overhaul-swirls-multifamily-makes-a-good-case

[13]	https://www.americanprogress.org/article/expanding-supply-affordable-housing-low-wage-workers/

[14]	https://econreview.berkeley.edu/baby-boomers-and-the-future-of-homeownership-in-the-united-states/

●	Multifamily housing developers have given families fewer reasons to consider a purchasing a condominium. The quality of apartment construction has risen. New buildings are made more sustainably, with a focus on green space and entertainment options. Designs cater to modern lifestyles, combining technology with a service orientation geared to the customer experience. As a result, apartments now satisfy many of the needs that once drove condominium demand.[15]

●	The Adviser believes that demand is also strong for older Class B and Class C multifamily housing (each as defined in the “Investment Objective section below). Owners often seek private equity real estate partners to provide capital for value-add renovations that will justify higher rents. These buildings can be efficiently managed without major renovations, making them profitable investments.

●	Societal changes such as a shorter duration of employment at any one job have played a key role in the desire of Americans to rent in order to preserve geographic flexibility.

●	Another societal factor is that average life expectancy is going up and the Adviser believes they are preferring to avoid the burdens of homeownership in their later years. Baby boomers accounted for over half of the growth in multifamily renters.[16]

Investment Objective

The Investment Adviser employs an active investment strategy with a bottom-up approach to portfolio construction. The investment strategy is predicated on an intensive underwriting and due diligence process, active portfolio management, and surveillance. The Investment Team independently assesses the projected returns of a prospective investment, quantifies the risk of each investment, evaluates relative value, and analyzes corporate governance and voting rights of a Targeted Asset. Industry factors are considered as part of the underwriting process, as well as in portfolio construction. Surveillance extends the initial underwriting process throughout the life of an investment, and the Investment Adviser has an ongoing portfolio risk monitoring process to identify deteriorating situations or investment opportunities.

The Fund’s investment strategy is to leverage the Investment Adviser’s national network of relationships with the management teams of the Targeted Assets with a demonstrated track record of completing projects of an appropriate size, scale, type and/or scope; partner with those management teams to invest in the Targeted Assets, syndications, and/or individual assets; and partner with those management teams to acquire the equity securities of the Targeted Assets. The Fund may invest in each Targeted Asset in a joint venture structure as well.

Targeted Assets

The Targeted Assets consist of equity securities issued by entities that invest in MHCs, self-storage facilities, industrial real estate, recreational vehicle parks, and/or multifamily residences, as well as any other commercial real estate assets throughout the United States, indirectly through the Fund’s ownership in entities that own such real estate interests and that qualify as eligible portfolio companies under the 1940 Act.

MHCs

MHCs—also called mobile home parks—are clusters of manufactured homes located on a single parcel. They range in size from fewer than 10 homes to hundreds. Manufactured homes comprise the largest share of unsubsidized affordable home ownership in the U.S., and communities occur in both rural and urban areas. Like community land trust homeowners, manufactured homeowners own their houses and rent their land. There are around 40,000 manufactured housing communities in the United States with about 4.2 million home sites. In these communities, residents typically rent the land where the home resides. Some communities also have homes for rent. Typically included in land-lease rental payments are fees for professional property management services that usually include the care, maintenance and upkeep of parking lots, storage rooms, laundry rooms, pools, playgrounds and community centers, as well as landscaping of commons areas. Manufactured housing provides a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas.

The Targeted Assets that are MHCs will consist of equity securities issued by special-purpose entities that own MHCs and that qualify as eligible portfolio companies under the 1940 Act. Such special-purpose entities will likely be structured as limited liability companies or limited partnerships.

[15]	https://realtyexchangeweb.com/blog-articles/10-reasons-for-multifamily-investments-in-2021

[16]	https://www.bisnow.com/national/news/multifamily/baby-boomers-are-driving-rental-demand-58325?rt=12858

Self-Storage Facilities

“Self-storage” refers to properties that offer month-to-month storage unit rental for personal or business use. Self-storage offers a cost-effective and flexible storage alternative. Customers rent fully enclosed spaces that can vary in size according to their specific needs. Customers are responsible for moving their items into and out of their units. Self-storage unit sizes typically range from five feet by five feet to 10 feet by 40 feet.

The self-storage industry benefits from demand drivers that occur during both expansionary and recessionary economic environments. The six key demand drivers of self-storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self-storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self-storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self-storage properties are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self-storage properties. Generally, there is increased leasing activity at self-storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

The Targeted Assets that are self-storage facilities will consist of equity securities issued by entities that invest in self-storage facilities and that qualify as eligible portfolio companies under the 1940 Act.

Industrial Real Estate

The Investment Adviser considers industrial real estate to be properties used to develop, manufacture, or produce goods and products, as well as logistics real estate that supports the movement and storage of products and goods. Industrial real estate covers a broad group of property types, including:

●	Flex/office space used to research and design new products.

●	Light manufacturing facilities that make a variety of products for retail consumers and businesses.

●	Food manufacturing facilities that make and process foods and beverages for restaurants and grocery stores.

●	Temperature-controlled (e.g., cold-storage) facilities used to store and distribute food and beverage products to restaurants and grocery stores.

●	Warehouses, fulfillment centers, sortation centers, and last-mile delivery stations vital for distributing goods to retail stores and businesses, as well as for supporting the operations of e-commerce companies.

Meanwhile, as with other real estate property types, there are three classes of industrial buildings:

●	Class A: These properties boast having the best amenities and are the youngest, in the best condition, in prime locations, and attract high-quality tenants. Examples of Class A industrial real estate include a modern logistics facility near an interstate supporting an e-commerce giant or a state-of-the-art food manufacturing facility.

●	Class B: These properties are usually older or require some amount of renovation or refurbishment, lack the amenities of other properties, are in secondary and tertiary real estate markets, or are leased to lower-quality tenants.

●	Class C: These properties have the lowest rating on those factors, so they are candidates for either renovation to bring them up to A or B quality or redevelopment to another property type such as residential real estate or a self-storage facility.

Industrial real estate lease terms tend to vary by property type and quality. For example, purpose-built, state-of-the-art industrial manufacturing facilities usually result in triple net lease agreement with tenants, with initial terms extending as much as 25 years. Meanwhile, lease terms on logistics properties range from three to 10 years, depending on location, property type, and tenant.

The Targeted Assets that are industrial real estate will consist of equity securities issued by entities that invest in industrial real estate and that qualify as eligible portfolio companies under the 1940 Act.

Recreational Vehicle Parks

The Investment Adviser considers recreational vehicle parks to include provision of campgrounds, trailer parks, recreational camps and fishing and hunting camps for short stay visitors, provision of space and facilities for recreational vehicles. Companies in this industry operate facilities to accommodate campers using tents, travel trailers, and recreational vehicles and provide overnight or short-term sites for recreational vehicles, trailers, campers, or tents. Some examples of recreational vehicle parks include:

●	Campgrounds

●	Campsites for transients

●	Recreational vehicle parks

●	Trailer parks for transients

The Targeted Assets that are recreational vehicle parks will consist of equity securities issued by entities that invest in recreational vehicle parks and that qualify as eligible portfolio companies under the 1940 Act.

Multifamily Residences

The Investment Adviser considers multifamily residences to include multifamily and apartment communities, age-restricted communities, as well as other similar properties. These properties are expected to include conventional multifamily assets, such as mid-rise, high-rise and garden-style properties, and also to include student housing and age-restricted properties (typically requiring residents to be 55 or older). Targeted communities include existing “core” properties that are already well positioned and producing rental income, as well as more opportunistic properties in various phases of development, redevelopment or in need of repositioning.

Successful multifamily real estate investment requires the implementation of strategies that permit favorable purchases, effective asset and property management for enhanced current returns and maintenance of higher relative property values, and timely disposition for attractive capital appreciation.

As with other real estate property types, there are three classes of multifamily residences:

●	Class A: These properties boast having the best amenities and are the youngest, in the best condition, in prime locations, and attract high net worth or high earning tenants.

●	Class B: These properties are usually older or require some amount of renovation or refurbishment, lack the amenities of other properties, or are in secondary and tertiary real estate markets.

●	Class C: These properties have the lowest rating on those factors, so they are candidates for either renovation to bring them up to A or B quality or redevelopment to another property type.

Multifamily and Apartment Communities. Multifamily residences include conventional multifamily and apartment communities, such as mid-rise, high-rise and garden-style properties. Location, condition, design and amenities are key characteristics for apartment communities.

Age-Restricted Communities. Multifamily residences also include age-restricted communities. The Fair Housing Act of 1968 (“FHA”) was enacted to prohibit discrimination in the sale, rental and financing of dwellings based on race, color, religion, sex or national origin. In 1988, the FHA was amended to prohibit discrimination based on familial status, which is commonly referred to as age-based discrimination. However, there are exceptions for housing developments that qualify as housing for older persons. In 1995, Congress enacted The Housing for Older Persons Act (“HOPA”), which set forth the legal requirements for such excepted housing developments. Based on HOPA, there are two types of permissible age-restricted housing communities. The first requires all residents to be 62 years of age or older and the second requires at least 80% of the occupied units to be occupied by at least one person who is 55 years of age or older.

Age-restricted communities are designed to attract retired or soon-to-be-retired baby boomers and provide them with active lifestyle opportunities. Generally, these types of age-restricted communities offer easy access to amenities such as golf courses, performance theaters, fitness centers, swimming pools, tennis courts, gaming rooms, internet cafés, club houses, walking and jogging trails, water fronts, concierge services, meal services, housekeeping services, valet parking and security guards. Certain age-restricted communities will also take into account additional amenities such as close proximity to retail stores, restaurants, nature parks and public transportation when seeking to invest in an age-restricted community.

Other Properties. Multifamily residences also include multifamily properties with relatively low rental or occupancy rates in need of repositioning in the market. Entities that invest in multifamily residences expect to reposition any properties acquired for this purpose by attempting to improve the property, rental rates and occupancy rates and thereby increase the lease revenues and overall property value.

The Targeted Assets that are multifamily residences will consist of equity securities issued by entities that invest in multifamily residences and that qualify as eligible portfolio companies under the 1940 Act.

Investment Approach

The Advisor’s investment process is critical to achieving the Fund’s investment objectives. Investment opportunities will be preliminarily screened, fully underwritten, thoroughly reviewed, documented and approved in the process outlined below. Senior management of the Fund will lead the process while the Investment Adviser’s team members will be involved and provide feedback throughout each step.

The Investment Adviser’s goal is to provide investors with exposure to a balanced portfolio of recession-resistant real estate assets through its investments in the Targeted Assets. The Investment Adviser expects these Targeted Assets will cover a wide variety of real estate instruments across asset type, operator, geography, strategy, time, and property within the classes of underlying assets noted above.

The investment process begins by identifying commercial real estate asset classes that are resilient to changes in the economy (recession-resistant). Secondly, the Investment Adviser seeks asset classes that are operated by a majority of unsophisticated local owners, who lack the capital and sophistication to enhance the operations of their facility, which would increase income and value. Because of generally favorable market conditions for private commercial real estate over the past decade, these owners have already achieved significant value enhancement, often despite poor operational expertise. These assets often have significant intrinsic value that can be extracted by professional operations, marketing, and technology, which the Investment Adviser believes the managers and operators of the Targeted Assets will be able to provide.

Due Diligence Process

The steps involved in the Fund’s due diligence process include the following:

●	Ensuring direct experience by the managers and operators of the Targeted Assets in managing the underlying properties held by the Targeted Asset;

●	Obtaining prior track record and performance through all stages of the economic cycle;

●	Reviewing the offering documents of the Targeted Assets, in conjunction with outside legal counsel and tax advisers, for salient terms such as the distribution allocations, capital calls, fees charged, and voting rights, as well as leverage policies and ensuring a meaningful capital contribution by the principals of the managers and operators of the Targeted Assets;

●	Engaging in discussions with the operators and managers of the Targeted Assets to determine their due diligence and acquisition process and considerations, along with reviewing the projections and pro forma information provided;

●	Reviewing the proposed exit strategy or liquidity event of the Targeted Asset;

●	Conducting a comprehensive review on the principals and management of the managers and operators of the Targeted Assets, and an on-site inspection of the underlying properties held by the Targeted Asset; and

●	Engaging in extensive negotiations with the managers and operators of the Targeted Assets to ensure the Fund obtains the most favorable terms for its investment in the Targeted Asset.

Managerial Assistance

As a BDC, the Fund must offer, and must provide upon request, significant managerial assistance to certain of its eligible portfolio companies. This assistance could involve, among other things, monitoring the operations of the portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Investment Adviser will provide such managerial assistance on the Fund’s behalf to portfolio companies that request such assistance. The Fund may receive fees for these services and will reimburse the Investment Adviser for its allocated costs in providing such assistance.

Competition

The Fund’s primary competitors include public and private funds, and other pooled investment vehicles such as real estate investment trusts (“REITs”). Many of the Fund’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Fund. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Fund. Furthermore, many of the Fund’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Fund as a BDC.

The Fund expects to use the expertise of the investment professionals of the Investment Adviser to which the Fund will have access to assess investment risks and determine appropriate pricing for the Fund’s investments in portfolio companies. For additional information concerning the competitive risks the Fund faces, see “Item 1A. Risk Factors.”

Capital Resources and Borrowings

The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Shares if the Fund’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, the Fund must make provisions to prohibit any distribution to the Shareholders unless the Fund meets the applicable asset coverage ratios at the time of the distribution. The Fund may also borrow amounts up to 5% of the value of the Fund’s total assets for temporary or emergency purposes without regard to asset coverage.

Administration

The Fund does not currently have any employees. Each officer of the Fund will also be an employee of the Investment Adviser or its affiliates. See “Item 5. Directors and Executive Officers.”

The Fund’s day-to-day investment operations will be managed by the Investment Adviser. The Investment Adviser may hire additional investment professionals to provide services to the Fund, based upon its needs. See above “Item 1. Business — The Investment Adviser.”

The Administrator will serve as the Fund’s administrator. The principal executive offices of the Administrator are located at 235 W Galena St, Milwaukee, WI 53212.

The Administrator may also enter into one or more agreements with third parties for them to provide certain administrative services to the Fund.

Investment Advisory Agreement

Pursuant to the investment advisory agreement, (the “Investment Advisory Agreement”) the Fund has agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the Shareholders.

Base Management Fee

The base management fee will be payable monthly in arrears and calculated at a maximum annual rate of 1.25% based on the capital invested in Targeted Assets.

Incentive Fee

The Incentive Fee will consist of an income-based component and a capital gains component.

The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Fund’s election to be regulated as a BDC, and equals 20% of the pre-incentive fee net investment income in excess of a 2.5% quarterly (or 10% annually) “hurdle rate” on Adjusted Capital. There are no catch-up provisions applicable to income based incentive fees under the Advisory Agreement.

Pre-incentive fee net investment income means income distributions from underlying Fund investments, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Fund receives from portfolio companies) that the Fund accrues, minus the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement the Fund has entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Fund has not yet received in cash. For the avoidance of doubt, “pre-incentive fee net investment income” shall exclude: (x) the cash proceeds of capital events including, without limitation, refinancings and asset sales, and (y) any cash reinvested into the Fund by the Investment Adviser in its sole and absolute discretion.

“Adjusted Capital” means cumulative gross proceeds generated from issuances of Shares of the Fund reduced by return of capital distributions paid to Shareholders.

The portion of the incentive fee based on capital-gains is payable at the end of each calendar year in arrears, equals 20% of cumulative realized capital gains from the date of the Fund’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The incentive fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter.

In determining the capital gains incentive fee payable to the Investment Adviser, the Fund will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Fund’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Fund’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Fund’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Fund’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Fund’s calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Fund’s portfolio of investments.

The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter or year.

Fee Table and Synopsis

The purpose of the following table and examples is to assist investors in understanding the various costs and expenses that an investor in the Fund will bear directly and indirectly.

Shareholder Transaction Expenses
Sales Load (as a percentage of offering price)	0%
Dividend Reinvestment and Cash Purchase Plan Fees	$0

Annual Expenses
Management Fees *	1.25%
Other Expenses **
Fund Administration and Transfer Agency Fees	0.61%
Legal and Audit Fees	1.30%
Other Operating and Administrative Expenses	1.10%

Total Annual Expenses	4.26	%***

* Base management fee of 1.25% of net assets
** Other Expenses are based on estimated amounts for the current year and include asset based-fees that are subject to minimums and annual specified dollar fees that decline as a percentage of net assets as the Fund's net assets increase. Estimates are based on average net assets of $25 million in year 1.
***This was not the actual expense ratio for the Fund in year 1. This rate assumes that $25 million was raised and deployed on day 1 of the Fund’s operations. The expense ratio was far lower than 4.26% during the fiscal year ended March 31, 2023.

Example 1	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming pre-incentive fee net investment income of 5% and a 0% capital gain, assuming reinvestment of distributions.	$43	$134	$235	$536

Example 2
You would pay the following expenses on a $1,000 investment, assuming 0% pre-incentive fee net investment income and 5% capital gain, assuming reinvestment of distributions.	$53	$166	$290	$656

Administration Agreement

The Administration Agreement provides that the Administrator will furnish the Fund with clerical, bookkeeping, recordkeeping and other administrative services. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, the Fund’s required administrative services, which will include being responsible for the financial and other records that the Fund is required to maintain and preparing reports to the Shareholders and reports and other materials filed with the SEC. In addition, the Administrator will assist the Fund in determining and publishing the Fund’s net asset value, oversee the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports and other materials to the Shareholders, and generally oversee the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others.

Under the Administration Agreement, the Fund will reimburse the Administrator based upon its allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Fund’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff, if any, to the extent internal audit performs a role in the Fund’s Sarbanes-Oxley internal control assessment. The Administration Agreement will have an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Fund will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

The fees payable under the Administration Agreement for fund accounting and regulatory administration services consist of a basis point fee based on the amount of assets of the Fund, which decreases as the Fund’s assets increase. The fees payable under the Administration Agreement for tax preparation, compliance, and reporting consist of a flat basis point fee based on the amount of assets of the Fund. The Fund is also responsible for the payment of certain out-of-pocket expenses associated with the Administrator’s duties under the Administration Agreement.

Transfer Agency Agreement

The Transfer Agency Agreement provides that the Administrator will act as the Fund’s transfer agent and dividend disbursing agent, as well as providing other services which include, without limitation, generating investor statement, performing shareholder record keeping and certain AML functions.

The Transfer Agreement will have an initial term of five years and may thereafter be renewed for successive two-year periods. Either party may terminate the Transfer Agency Agreement by giving the other party not less than ninety (90) days’ written notice prior to the end of the respective term.

The Private Offering

The Fund anticipates conducting one or more private placements of its Shares, any of which may be a finite offering or a perpetual offering. The Fund will offer the Shares in each such offering pursuant to confidential private placement memoranda prepared by the Fund (each, a “Memorandum”). The initial offering of Shares pursuant to a Memorandum shall consist of a private placement, in an aggregate amount of up to $50 million from suitable investors (the “Private Offering”). The Investment Adviser reserves the right in its sole discretion to accept additional purchases of Shares of up to $50 million (for a maximum initial offering of $100 million).

Sales-Based Compensation

The Fund will not be paying any selling commissions or other forms of transaction-based compensation in connection with the offering and sale of the Shares.

Qualification of Purchasers

An investment in the Fund’s Shares involves a high degree of risk and is suitable only for prospective investors that have no need for liquidity in their investments. Accordingly, the Fund intends to limit the Private Offering only to “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. Each subscriber must represent that they meet the investor suitability requirements described herein. A full description of the representations to be made by prospective investors can be found in the subscription agreements the Fund intends to enter into with investors (each a “Subscription Agreement”). Each subscriber also may be required to provide current financial and other information to the Fund to enable the Fund to determine whether such subscriber is qualified to purchase the shares in the Private Offering.

Sale of Shares

The purchase price for a minimum of $50,000 in the Fund’s Shares will be payable in full in cash upon subscription. Subscriptions will be accepted on a continuous basis. The Fund has the right, in its sole discretion, to accept or reject any subscription in whole or in part for a period of no more than 30 days after receipt of the subscription. Any subscription not accepted within 30 days of receipt shall be deemed rejected. Shares will be issued at twice-monthly closings at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per share, as calculated within 48 hours of share issuance, in accordance with the requirement provided under Section 23 of the 1940 Act. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring shares in the Fund after other investors have already done so are apportioned their pro rata portion of the Fund’s organizational and offering expenses. The Fund reserves the right, in its sole discretion, to refuse to sell shares to any person, and may terminate the Private Offering and stop accepting subscriptions at any time and for any reason.

A prospective investor desiring to acquire the Shares and become a Shareholder shall complete and sign a Subscription Agreement for the dollar amount of the desired investment, together with the correct full subscription payment of the Shares so subscribed.

Offering Terms Subject to Modification

The Fund reserves the unconditional right to cancel or modify the Private Offering, to reject subscriptions for Shares in whole or in part, to accept subscriptions for less than the minimum amount, and to waive conditions to the purchase of Shares.

Liquidity Event

In addition, at the discretion of the Board, the Fund may provide liquidity to investors by one or more Liquidity Events. A “Liquidity Event” means, at the discretion of the Board a sale of all or substantially all of the Fund’s assets. However, since the Fund expects that many of the operators and managers of the entities that constitute the Targeted Assets may determine to liquidate the Targeted Assets prior to a contemplated Liquidity Event of the Fund, no sale of all or substantially all of the Targeted Assets may be necessary to return investors’ investments. The Fund will only consider a Liquidity Event if the terms of such Liquidity Event are in the Shareholders’ best interests.

Regulation

The Fund is a BDC under the 1940 Act. As a BDC, the Fund has been organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them, and has done so through the first year of operations.

The Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. The Fund does not anticipate any substantial change in the nature of its business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Fund’s trustees must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Fund will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Fund will be prohibited from protecting any trustee or officer against any liability to the Fund or the Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

BDCs are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Fund’s total assets (less all liabilities and indebtedness not represented by senior securities) to the BDC’s outstanding senior securities, of at least 150% after each issuance of senior securities.

The Fund may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the trustees who are not interested persons, as defined in Section 2(a)(19) of the 1940 Act, and, in some cases, prior approval by the SEC. As a BDC, the Fund will generally be limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with the Investment Adviser or its affiliates. In certain cases, co-investments are not permitted unless the Fund has received exemptive relief from the SEC. Currently, the Fund does not intend to submit an application for co-investment relief from the SEC, however, the Fund may do so in the future. There is no assurance that an application for exemptive relief would be granted by the SEC.

The Fund does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Fund generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of the Fund’s total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. The portion of the Fund’s portfolio invested in securities issued by investment companies ordinarily will subject the Shareholders to additional expenses.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of the Fund’s total outstanding voting Shares (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of the Fund’s investors may hold a smaller position in its Shares than if they were not subject to these restrictions.

The Fund is generally not be able to issue and sell its Shares at a price below net asset value per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current net asset value of its Shares if the Board determines that such sale is in the Fund’s best interests and the best interests of the Shareholders, and the Shareholders approve such sale. In addition, the Fund may generally issue new Shares at a price below net asset value in rights offerings to existing Shareholders, in payment of dividends and in certain other limited circumstances.

The Fund will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

The Fund may invest up to 30% of its portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Investment Adviser. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets (the “70% Test”). The principal categories of qualifying assets relevant to the Fund’s proposed business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

2.	Securities of any eligible portfolio company which the Fund controls.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of the Fund’s gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Fund would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Fund’s then current gross assets were comprised of qualifying assets. The Fund would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% Test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Fund may also receive fees for these services. The Investment Adviser may provide, or arrange for the provision of, such managerial assistance on the Fund’s behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on the Fund’s behalf by the Investment Adviser in accordance with the Investment Advisory Agreement.

Temporary Investments

Until such time as the Fund invests the proceeds from new subscriptions in portfolio companies and while new investments are pending, the Fund’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (“temporary investments”) so that the Fund satisfies the 70% Test. Typically, the Fund will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Fund’s assets that may be invested in such repurchase agreements. Thus, the Fund does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which the Fund enters into repurchase agreement transactions.

Senior Securities

The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Shares if the Fund’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, the Fund must make provisions to prohibit any distribution to the Shareholders unless the Fund meets the applicable asset coverage ratios at the time of the distribution. The Fund may also borrow amounts up to 5% of the value of the Fund’s total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

Prior to acceptance of any subscriptions in this offering, the Fund and the Investment Adviser will each adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s and the Investment Adviser’s personnel. The code of ethics generally will not permit investments by the Fund’s and the Investment Adviser’s personnel in securities that may be purchased or sold by the Fund.

Compliance Policies and Procedures

Prior to acceptance of any subscriptions in this offering, the Fund and the Investment Adviser will have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Adrienne Y. Hart serves as the Fund’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Fund. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;

●	pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of its disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, the Fund’s management must prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting and (once the Fund ceases to be an emerging growth company under the JOBS Act) must obtain an audit of the effectiveness of internal control over financial reporting performed by the Fund’s independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in the Fund’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor the Fund’s compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Fund is in compliance therewith.

Emerging Growth Company

The Fund is an emerging growth company as defined in the JOBS Act and it is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Fund could remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Fund has total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which the Fund becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of the Fund’s Shares held by non-affiliates exceeds $700 million, measured as of the last business day of the Fund’s most recently completed second fiscal quarter, and the Fund has been publicly reporting for at least 12 months), or (iii) the date on which the Fund has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Fund intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Proxy Voting Policies and Procedures

The Fund will delegate its proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Fund and not to subrogate Fund interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Fund, and r will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy attempts to generalize a complex subject and the Investment Adviser may, from time to time, determine that it is in the best interests of the Fund to depart from specific policies described therein. The guidelines will be reviewed periodically by the Investment Adviser and the non-interested trustees, and, accordingly, are subject to change.

Privacy Principles

The Fund intends to protect non-public personal data and will provide a copy of its privacy policy to Shareholders regardless of whether they are natural persons. The Fund’s privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to the Fund.

From time to time non-public personal information of the Shareholders may be collected as required for legitimate business purposes. The following are sources of information collected:

1.	Subscription Agreements, investor questionnaires and other forms, which may include a Shareholder’s name, address, social security number and personally identifiable financial information;

2.	account history, including information about a Shareholder’s shares, such as capital contributions, share purchases and sales and distributions from the Fund;

3.	transactions with the Fund, including information the Fund receives and maintains relating to securities transactions with and through the Fund; and

4.	correspondence, written, telephonic or electronic, between Shareholders and the Fund, the Investment Adviser, any of the Investment Adviser’s affiliates or any of the Fund’s service providers.

In addition to the sources listed above, the Fund and the Investment Adviser and its affiliates may also collect this information from their respective internet web sites, if applicable.

The Fund may share all of the information that it collects, as described above, with the Investment Adviser and its affiliates in order to service Shareholder accounts or provide Shareholders with information about other products and services offered by the Fund or the Investment Adviser or its affiliates that may be of interest to them.

In addition, the Fund may disclose all of the information that it collects about Shareholders to certain third parties who are not affiliated with the Fund or the Investment Adviser or its affiliates under one or more of the following circumstances:

1.	As Authorized – if a Shareholder requests or authorizes disclosure of the information.

2.	As Required by Law – for example, to cooperate with regulators or law enforcement authorities.

3.	As Permitted by Law – for example, sharing information with companies that maintain, process or service Fund or Shareholder accounts or financial products and services or who effect, administer or enforce Fund or Shareholder transactions is permitted. Among other activities, the Fund and its Investment Adviser and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Fund’s or a Shareholder’s behalf. The Fund believes that sharing of information for these purposes is essential to providing Shareholders with necessary or useful services with respect to their accounts.

The Fund and the Investment Adviser and its affiliates restrict access to non-public personal information about Shareholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the Shareholders. The Fund and the Investment Adviser and its affiliates maintain physical, electronic and procedural safeguards to guard Shareholder’s non-public personal information.

Reporting Obligations

The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may also read and copy any materials the Fund files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations of an investment in the Fund. It does not discuss all the potential tax considerations relevant to the Fund or its operations.

The following discussion is based upon the Code, U.S. Treasury Department regulations promulgated thereunder (the “Regulations”) and U.S. Internal Revenue Service (“IRS”) and judicial interpretations thereof, as of the date hereof, all of which are subject to change, possibly with retroactive effect. No tax rulings have been requested from IRS or other taxing authorities with respect to any of the tax matters discussed herein. Accordingly, there can be no assurance that any tax position described herein will not be successfully challenged by the IRS.

In addition, the following discussion does not purport to address all of the U.S. federal income tax consequences that may be applicable to any particular Shareholder or to certain Shareholders subject to special treatment under U.S. federal income tax laws, such as insurance companies, banks or other financial institutions, regulated investment companies, real estate investment trusts, S corporations, Shareholders that are subject to the alternative minimum tax, dealers in securities (or other Shareholders that do not own their Shares as capital assets within the meaning of Section 1221 of the Code or that have elected mark-to-market treatment), U.S. Shareholders whose functional currency is not the U.S. dollar, and Shareholders that hold Shares as part of a straddle, hedge, conversion or other integrated transaction.

The discussion below generally describes the tax consequences to investors of certain likely investments assuming that they are held by the Fund directly or through subsidiaries that are transparent, i.e., disregarded or treated as partnerships, for U.S. federal income tax purposes, including entities that engage in investment activities in securities or other assets that are primarily controlled by the Fund. The Fund will comply with the provisions of the 1940 Act governing investment policies, capital structure, and leverage on an aggregate basis with such subsidiary. Any investment adviser to such subsidiary will comply with the provisions of the 1940 Act relating to investment advisory contract approval as if it were an investment adviser to an investment company under the 1940 Act. Each subsidiary will also comply with the provisions relating to affiliated transactions and custody requirements. Each subsidiary will be subject to the same principal investment strategies and principal risks of the Fund.

The Fund, however, is likely to hold at least some investments through subsidiaries that are not transparent for U.S. federal income tax purposes. The Fund may choose (but is not required) to hold investments through a non-transparent subsidiary in order to address 1940 Act issues, prevent Shareholders from having to file state tax returns in a state in which the Fund otherwise might have a taxable presence, block “unrelated business taxable income” for tax-exempt Shareholders, avoid causing the Fund or Shareholders to have tax filing and payment obligations in jurisdictions outside the United States, or for other reasons. Some non-transparent subsidiaries, e.g., U.S. corporate subsidiaries, may involve subsidiary-level tax leakage, while others, e.g., a REIT, formed to hold mortgage loans, may involve certain increased costs but not tax leakage and, under current law, tax benefits for certain Shareholders. The use of non-transparent subsidiaries may also affect whether the Fund is engaged in business with respect to particular investments, which can affect taxation of Shareholders as described below. The Investment Adviser, in its sole discretion, will determine whether to hold particular investments through non-transparent subsidiaries.

Finally, this discussion generally does not address any U.S. state and local tax issues or non-income tax issues and generally does not discuss non-U.S. tax issues.

Each prospective investor is urged to consult its own tax advisor concerning the potential U.S. federal, state and local, and non-U.S. income and other tax consequences of an investment in the Fund.

U.S. Federal Income Tax Consequences—In General

It is intended that the Fund will be treated as a partnership and not as an association taxable as a corporation for U.S. federal income tax purposes. Under applicable Regulations, a U.S. non-corporate entity such as the Fund is classified as a partnership for U.S. federal income tax purposes, unless it elects to be classified as an association taxable as a corporation. The Fund has not elected, and does not intend to elect, to be classified as an association taxable as a corporation.

An entity that is otherwise classified as a partnership may be taxed as a corporation if it is a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Code. A PTP is a partnership the interests in which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Shares will not be traded on an established securities market. Under applicable Regulations, a partnership’s redemption plan may be treated as the substantial equivalent of a secondary market in certain circumstances. Treasury Regulations concerning the classification of partnerships as PTPs provide certain safe harbors under which interests in a partnership will not be considered readily tradable on a secondary market (or the substantial equivalent hereof). There are no assurances that the Fund will satisfy any such safe harbors.

If it were determined that the Fund should be treated as a PTP that is taxed as a corporation, income or loss of the Fund would not be passed through to Shareholders, and the Fund would be subject to U.S. federal corporate income tax on its taxable income. In addition, distributions made to Shareholders out of the Fund’s earnings and profits would be taxable as dividends.

The Investment Adviser takes the position that the Fund is not a publicly traded partnership that is taxed as a corporation. However, there can be no assurance that the IRS will not attempt to treat the Fund as a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes.

The discussion below pairs with the fact that the Fund is taxed as a partnership for U.S. federal income tax purposes. The Fund, as a partnership, generally will not be subject to U.S. federal income tax but will file information returns reporting the Fund’s income and the Shareholders’ respective shares thereof. The Fund will provide each Shareholder with a Schedule K-1 indicating such Shareholder’s distributive share of the Fund’s income, gains, losses, deductions and credits. While the Fund will use its best efforts to release to each Shareholder a Schedule K-1 by March 15 each year, delivery of Schedules K-1 may be delayed, and Shareholders may need to obtain extensions for the filing of their own tax returns.

Income, gains, losses, deductions and credits from the Fund will be allocated among the Shareholders for U.S. federal income tax purposes in accordance with the Fund’s Agreement and Declaration of Trust. Such allocations are intended to conform to existing Regulations under the Code. A Shareholder must treat the Fund items in a manner consistent with the Fund’s treatment of those items, unless the Shareholder notifies the IRS of inconsistent treatment.

Tax Elections; Basis Adjustments; Returns

The Code generally provides for optional adjustments to the basis of partnership property upon distributions of partnership property to a partner and transfers of partnership interests (including by reason of death) provided that a partnership election has been made pursuant to Section 754 of the Code. The Investment Adviser, in its sole discretion, may cause the Fund to make such an election. Any such election, once made, cannot be revoked without the IRS’s consent. As a result of the complexity and added expense of the tax accounting required to implement such an election, the Investment Adviser may decide not to make such election.

The Fund is generally required to adjust its tax basis in its assets in respect of all Shareholders in cases of distributions that result in a “substantial basis reduction” (i.e., in excess of $250,000) in respect of the Fund’s property. The Fund is also required to adjust its tax basis in its assets in respect of a transferee, in the case of a sale or exchange of an interest, or a transfer upon death, when there exists immediately after the transfer a “substantial built-in loss” (i.e., in excess of $250,000) in respect of Fund property or the transferee would be allocated a loss of more than $250,000 upon a disposition of all of the Fund’s assets at fair market value. For this reason, the Fund will require (i) a Shareholder who receives a distribution from the Fund in connection with a complete withdrawal, (ii) a transferee of Shares (including a transferee in case of death) and (iii) any other Shareholder in appropriate circumstances to provide the Fund with information regarding its adjusted tax basis in its Shares and such other information as the Investment Adviser may request.

The Investment Adviser decides how to report the partnership items on the Fund’s tax returns and which tax elections to make. In certain cases, the Fund may be required to file a statement with the IRS disclosing one or more positions taken on its tax return, generally where the tax law is uncertain or a position lacks clear authority. Given the uncertainty and complexity of the tax laws, it is possible that the IRS may not agree with the manner in which the Fund’s items have been reported.

Tax Audits

In IRS audits of the Fund, the tax treatment of Fund-related items is determined at the Fund level rather than at the Shareholder level. The Investment Adviser will designate or be designated as the Fund’s “partnership representative” with the authority to determine the Fund’s response to an audit and to make all related decisions and elections. Under the generally applicable rules, the Fund, rather than the Shareholders, will generally be required to pay any imputed underpayments, including interest and penalties, resulting from an adjustment to the Fund’s items of income, gain, loss, deduction or credit, or an adjustment to the allocation of such items among the Shareholders. Such imputed underpayments will be based on the highest individual or corporate income tax rate in effect for the year being audited, unless the Fund is able to establish that the underpayment is allocable to a tax-exempt Shareholder or would have otherwise been taxed at a lower rate. In such cases, a Shareholder could bear tax liabilities attributable to adjustments to audited years in which it was not a Shareholder or in which its interest in the Fund was smaller. The Fund will treat any imputed underpayments as a deemed distribution to the Shareholder to which such imputed underpayment is allocable and may require current and former Shareholders and their successors to indemnify the Fund and its Shareholders against imputed underpayments allocable to them.

As an alternative to paying the imputed underpayment, the Fund may elect to cause each person who was a Shareholder in the year under audit to take into account its share of any adjustment; however, in that case, the Shareholders would be subject to a higher rate of interest with respect to any underpayment than would have applied if the Fund were subject to the underpayment.

Any actions taken by the Fund’s partnership representative is binding on both the Fund and the Shareholders. The IRS will not be required to provide notice of any audit or proceeding to any other Shareholder. The limitations period for assessment of deficiencies and claims for refunds with respect to items related to the Fund is generally three years after the Fund’s return is filed for the taxable year in question. The Fund’s partnership representative has the authority to, and may, extend such period with respect to all Shareholders. There can be no assurance that the Fund’s or a Shareholder’s tax return will not be audited by the IRS or that no adjustments to such returns will be made as a result of such an audit. Potential investors are encouraged to consult with their tax advisors regarding the possible implications of the partnership audit rules on an investment in the Fund.

Taxation of U.S. Taxable Shareholders

As used herein, the term “U.S. Shareholder” means a Shareholder of the Fund that (i) (a) is a citizen or resident for U.S. federal income tax purposes of the United States, (b) is a corporation (or other entity treated as a corporation for U.S. federal income tax consequences) created or organized in or under the laws of the United States or of any political subdivision thereof, (c) is an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) is a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. fiduciaries have the authority to control all substantial decisions of the trust and (ii) is not an entity that has special status under the Code, such as a tax-exempt organization. The tax treatment of partners in a partnership, or other entity treated as a partnership for U.S. federal income tax purposes, generally is a function of the nature of the partner and the activities of the partnership. Partnerships investing in the Fund or persons investing in the Fund through a partnership should consult their own tax advisors regarding the taxation of such investment.

Each U.S. Shareholder will be required to take into account its distributive share of items of income, gain, loss, deduction and credit of the Fund for each taxable year of the Fund ending with or within the U.S. Shareholder’s taxable year. U.S. Shareholders must report those items without regard to whether any distribution has been or will be received from the Fund. Each item generally will have the same character as though the U.S. Shareholder had realized the item directly. Because U.S. Shareholders will be required to include Fund income, including Fund income for which the Fund has no corresponding cash receipts, in their respective income tax returns without regard to whether there are distributions attributable to that income, U.S. Shareholders may be required to find other sources from which to pay the federal income taxes arising out of their investments in the Fund.

Distributions

Distributions of cash to a U.S. Shareholder, including, for this purpose, any reduction in the U.S. Shareholder’s share of the Fund’s liabilities, are first applied to reduce the U.S. Shareholder’s tax basis in its Shares. To the extent such distributions exceed such basis, they will result in taxable gain to the U.S. Shareholder. In general, distributions (other than liquidating distributions) of property other than cash will reduce the basis (but not below zero) of a U.S. Shareholder’s Shares by the amount of the Fund’s basis in such property immediately before its distribution, but will not result in the realization of income to the U.S. Shareholder. On the complete liquidation of a U.S. Shareholder’s Shares, (i) if the U.S. Shareholder receives only cash, such U.S. Shareholder generally will recognize gain or loss equal to the difference between the amount of cash received and such U.S. Shareholder’s tax basis in its Shares and (ii) if the U.S. Shareholder receives cash and other property, or only other property, such U.S. Shareholder generally will not recognize loss, but will be required to recognize gain equal to the excess (if any) of the amount of cash received over the U.S. Shareholder’s adjusted tax basis in its Shares. Any gain or loss recognized in this context generally will be treated as capital gain or loss, except to the extent attributable to the Shareholder’s share of “unrealized receivables,” including accrued market discount, which will be treated as ordinary income.

In addition, under Section 731 of the Code, a distribution consisting of “marketable securities” generally is treated as a distribution of cash (rather than property) unless the Fund is an “investment partnership” and the recipient is an “eligible partner” within the meaning of Section 731(c)(3)(C) of the Code. The Fund will determine at the appropriate time whether it qualifies as an “investment partnership.”

Basis

A U.S. Shareholder’s tax basis in its Shares is generally equal to the amount of cash the U.S. Shareholder has contributed to the Fund, increased by the U.S. Shareholder’s share of income and liabilities of the Fund, and decreased by the U.S. Shareholder’s share of distributions, losses and reductions in Fund liabilities.

Sale or Exchange of U.S. Shareholder’s Shares

A U.S. Shareholder that sells or otherwise disposes of Shares in a taxable transaction generally will recognize gain or loss equal to the difference, if any, between its adjusted basis in the Shares and the amount realized from the sale or disposition. The amount realized will include the U.S. Shareholder’s reduced share of the Fund’s liabilities attributable to the disposition. If the U.S. Shareholder holds Shares as a capital asset, the gain or loss generally will constitute capital gain or loss, except to the extent attributable to “unrealized receivables,” including accrued market discount, of the Fund, which will be treated as ordinary income. Gain or loss on disposition of Shares generally will be long-term capital gain or loss if the U.S. Shareholder has held the Shares for more than one year on the date of such sale or disposition; provided that a capital contribution by the U.S. Shareholder to the Fund within the one-year period ending on such date will cause part of such gain or loss to be short-term capital gain or loss.

Tax Consequences to a Withdrawing Shareholder

A U.S. Shareholder receiving a cash distribution from the Fund, in connection with a complete withdrawal from the Fund, generally will recognize capital gain or loss to the extent of the difference between the proceeds received by such U.S. Shareholder (increased by its share of Fund liabilities prior to withdrawal) and such U.S. Shareholder’s adjusted tax basis in its Shares. Such capital gain or loss will be short-term, long-term, or some combination of both, depending upon the timing of the U.S. Shareholder’s contributions to the Fund. However, a withdrawing U.S. Shareholder may recognize ordinary income attributable to such U.S. Shareholder’s share of the Fund’s “unrealized receivables,” including accrued market discount. A U.S. Shareholder receiving a cash distribution with respect to a partial withdrawal will recognize income in a similar manner only to the extent that the amount of the distribution exceeds such U.S. Shareholder’s adjusted tax basis in its Shares.

Limitations on Deductions for Losses and Expenses

Fund losses and various Fund expenses allocable to certain U.S. Shareholders may be subject to limits on deductibility for U.S. federal income tax purposes. For example, limitations that may apply for U.S. Shareholders who are individuals or certain closely held corporations include limitations relating to “passive losses,” “excess business losses,” amounts “at risk,” “investment interest” and “miscellaneous itemized deductions.” Many potential restrictions on use of Fund losses or deduction of Fund expenses depend on whether the Fund is engaged in the conduct of a trade or business or is merely an investor with respect to a particular investment. If a portion of the Fund’s activities constitute a trade or business and a portion does not, the Investment Adviser will determine which expenses are trade or business expenses and which expenses are investment expenses, but the IRS may take more restrictive positions. Prospective investors should consult with their tax advisors regarding potential application of the limitations described below.

Basis Limitation. It is possible that expenses and losses of the Fund could exceed the Fund’s investment income and gain in a given year. In general, Section 704(d) of the Code limits a U.S. Shareholder’s ability to deduct its allocable share of the Fund’s net losses to the extent of its tax basis in its Shares at the end of the tax year in which the losses are recognized, with suspended losses carried forward.

At Risk Limitation. A U.S. Shareholder that is subject to the “at risk” limitations (generally, non-corporate taxpayers and closely held corporations) may not deduct losses of the Fund to the extent that they exceed the amount such U.S. Shareholder has “at risk” with respect to its Shares at the end of the year. The amount that a U.S. Shareholder has “at risk” will generally be the same as its adjusted basis as described above, except that it will generally not include any amount attributable to liabilities of the Fund (other than certain loans secured by real property and certain other assets of the Fund) or any amount borrowed by the U.S. Shareholder that is secured by the U.S. Shareholder’s Shares on a nonrecourse basis. Losses denied under the basis or “at risk” limitations are suspended and may be carried forward in subsequent taxable years, subject to these and other applicable limitations.

Passive Loss Limitation. Under the “passive loss” rules applicable to noncorporate taxpayers and closely held and personal service corporations, the Code prohibits the current use of losses and credits from a business activity in which the taxpayer does not materially participate to offset other income, including salary, active business income, and portfolio income (such as dividends, interest and net capital gains not incurred in the ordinary conduct of a trade or business or not treated as passive activity income even though incurred in connection with a trade or business). Generally, passive losses in excess of passive income are carried forward until the complete disposition of the “activity” in which the losses were incurred in a taxable transaction. It is possible that the disposition of any particular investment will not be treated as a disposition of an entire “activity” because all of the investments may be treated as one large single “activity.” In this case, a loss on the disposition of any particular investment would not be immediately deductible and might have to be carried forward until either there was sufficient passive income to offset it or until the final liquidation of the Fund or a Shareholder’s full disposition of their interest in the Fund.

Excess Business Losses and NOLs. Non-corporate taxpayers cannot deduct “excess business losses,” i.e., net losses with respect to a trade or business plus $250,000 ($500,000 in the case of a joint return) in taxable years beginning before January 1, 2027. In the case of an entity treated as a partnership for U.S. federal income tax purposes, the limitation is applied at the partner level. Any excess business loss that is disallowed is carried forward and treated as part of the taxpayer’s net operating loss carryforward in subsequent taxable years. Whether the Fund will be engaged in a trade or business depends upon how it conducts its activities. In addition, there are limitations on use of net operating losses.

Business Interest Expense. A taxpayer’s deduction for interest expense on indebtedness allocable to a trade or business may be limited to the amount of the taxpayer’s interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period, with any disallowed interest carried forward. These limits could apply at the Shareholder level, the Fund level and at the level of other Fund subsidiaries.

Investment Interest Expense. To the extent that the Fund has interest expense, a non-corporate U.S. Shareholder may be subject to the limitation on the deduction of “investment interest.” Investment interest includes interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment and short sale expenses. Investment interest is not deductible in the current taxable year to the extent it exceeds a taxpayer’s net “investment income,” consisting of net gain and ordinary income in the current year from investments. For the purposes of this limitation, net long-term capital gains and “qualified dividends” are generally excluded from the computation of investment income, unless the taxpayer elects to pay tax on such gain or dividends at ordinary income tax rates. The limitations on the deductibility of investment interest also would apply to interest paid by a U.S. Shareholder on debt incurred to finance its investment in the Fund.

Miscellaneous Itemized Deductions. If the management fee, incentive fee, and other Fund expenses or portions thereof are treated as “miscellaneous itemized deductions,” rather than as trade or business expenses, non-corporate taxpayers would not be entitled to deduct such items in taxable years beginning before January 1, 2026, and for taxable years starting after December 31, 2025, deductions for such items would be subject to limitations, including a limitation permitting deduction only to the extent such deductions exceed 2% of the taxpayer’s “adjusted gross income.”

Capital Losses. U.S. Shareholders generally can deduct capital losses only to the extent of their capital gains. Non-corporate U.S. Shareholders cannot carry back capital losses but can carry them forward indefinitely.

Organizational and Syndication Expenses. In general, neither the Fund nor any U.S. Shareholder may currently deduct organizational or syndication expenses. The Fund will elect to amortize its organizational expenses over a 180-month period. Syndication expenses, including placement fees, must be capitalized and cannot be amortized or otherwise deducted. However, the capitalization of such syndication expenses and unamortized organizational expenses may result in increased capital loss or decreased capital gain on the disposition or liquidation of Shares.

Qualified Business Income. For taxable years beginning before January 1, 2026, non-corporate taxpayers are entitled to a deduction of up to 20% of “qualified business income.” Capital gains do not qualify as qualified business income. The deduction is subject to various limitations, including relating to W-2 wages and the unadjusted basis of depreciable property. The Fund cannot project the amounts, if any, of qualified business income it will generate.

Medicare Tax on Net Investment Income Tax. High-income U.S. individuals, estates and trusts are subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes interest, dividends, gains from sales of debt instruments and stock and income derived from a passive activity or a trade or business of trading in financial instruments or commodities. In the case of an individual, the tax will be 3.8% of the lesser of: (1) the individual’s net investment income; or (ii) the excess of the individual’s modified adjusted gross income over (a) $250,000 in the case of a married individual filing a joint return or a surviving spouse, (b) $125,000 in the case of a married individual filing a separate return or (c) $200,000 in the case of a single individual.

Backup Withholding. The Fund may be required in certain circumstances to withhold on certain payments paid to non-corporate U.S. Shareholders who do not furnish the Fund their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to a U.S. Shareholder may be refunded or credited against such U.S. Shareholder’s U.S. federal income tax liability.

Tax Shelter Reporting Rules. The Fund may engage in transactions or make investments that would subject the Fund, its Shareholders that are obliged to file U.S. tax returns and/or its advisers to special rules requiring such transactions or investments by the Fund, or investments in the Fund, to be reported and/or otherwise disclosed to the IRS, including to the IRS’s Office of Tax Shelter Analysis (the “Tax Shelter Rules”). Although the Fund does not expect to engage in transactions solely or principally for the purpose of achieving a particular tax consequence, there can be no assurance that the Fund will not engage in transactions that trigger the Tax Shelter Rules. In addition, a U.S. Shareholder may have disclosure obligations with respect to its interest in the Fund if the U.S. Shareholder (or the Fund in certain cases) participates in a reportable transaction. A U.S. Shareholder’s recognition of a loss upon its disposition of an interest in the Fund could also constitute a “reportable transaction” for such U.S. Shareholder, requiring such U.S. Shareholder to file Form 8886.

In addition, pursuant to the Tax Shelter Rules, the Fund may provide to its advisers identifying information about the Fund’s investors and their participation in the Fund and the Fund’s income, gain, loss, deduction or credit from transactions or investments that are subject to the Tax Shelter Rules, and the Fund or its advisers may disclose this information to the IRS upon its request.

Other Tax Reporting Rules. If the Fund transfers cash to a non-U.S. entity, U.S. Shareholders may be treated as having indirectly contributed cash to a non-U.S. corporation or partnership, possibly having U.S. reporting requirements relating thereto, although U.S. Shareholders generally will have no reporting requirements if the Fund satisfies its reporting requirements.

Taxation of U.S. Tax-Exempt Shareholders

The discussion below discusses certain tax issues for U.S. tax-exempt entities that are subject to U.S. federal income taxation on “unrelated business taxable income” (“UBTI”), such as qualified pension plans and individual retirement accounts. Certain tax-exempt entities, such as private foundations, endowments, and charitable remainder trusts are subject to special rules not discussed below. Prospective tax-exempt investors should consult their own advisors regarding the tax consequences of purchasing, holding and disposing of an interest in the Fund.

Unrelated Business Tax Income

Under Code Section 501(a), tax-exempt entities, including qualified pension plans and individual retirement accounts, are generally exempt from U.S. federal income tax, but are taxable on unrelated business taxable income or “UBTI”. If a tax-exempt entity owns an interest in a partnership such as the Fund, the activities of the partnership are attributed to it for purposes of determining whether the tax-exempt entity’s distributive share of partnership income is UBTI. UBTI generally is derived from either (i) an “unrelated trade or business” carried on by the Fund (or by a partnership or limited liability company in which the Fund is a partner or member) or (ii) “debt-financed” property owned by the Fund. For each tax-exempt Shareholder, the unrelated business income tax generally applies to UBTI in excess of $1,000 for any taxable year.

UBTI is defined generally as any gross income derived by a tax-exempt entity from an unrelated trade or business that it regularly carries on, less the deductions directly connected with that trade or business. Separate calculations are made for each unrelated trade or business of the exempt organization, with losses usable only against the applicable unrelated trade or business and not against all UBTI generally with all investment activities treated as a single trade or business to the extent so provided in applicable Treasury Regulations). Section 512(b) of the Code, however, provides that interest, dividends, certain rents from real property, gain from the sale of property that is not held for sale to customers in the ordinary course of business and certain other types of income generally are not treated as UBTI.

In addition, UBTI includes a percentage of any gross income or gain not otherwise treated as UBTI (less the same percentage of applicable deductions) that is derived from any property that is subject to “acquisition indebtedness.” Acquisition indebtedness includes (i) the amount of any mortgage or lien to which property is subject at the time of its acquisition or debt incurred in acquiring or improving a property, (ii) debt incurred before the acquisition or improvement of any property if the debt would not have been incurred but for such acquisition or improvement and (iii) debt incurred after the acquisition or improvement of any property if (x) the debt would not have been incurred but for such acquisition or improvement and (y) the incurrence of the debt was reasonably foreseeable at the time of the acquisition or improvement. The calculation of a particular tax-exempt organization’s UBTI is also affected if it incurs indebtedness to finance its investment in a partnership.

The amount of UBTI that is realized by tax-exempt Shareholders will depend on the nature of the Fund’s future operations. The Fund, whether directly or through partnerships in which it may invest, is expected to generate trade or business income that may be UBTI and to generate debt-financed income that is treated as UBTI.

Excise Tax on Certain Tax-Exempt Entities Entering into Prohibited Tax Shelter Transactions

Section 4965 of the Code imposes an excise tax on certain tax-exempt entities, including, in certain circumstances, their managers, that become a “party” to a transaction that is a prohibited tax shelter transaction, (as defined in Section 4965(e)(1)) of the Code. Tax-exempt entities and possibly their managers may be subject to significant penalties if the tax-exempt entity fails to disclose to the IRS its participation in each prohibited tax shelter transaction and to disclose other known parties to the transaction.

Although the Fund does not intend to invest in prohibited tax shelter transactions, the Fund could participate in a transaction that is or later becomes treated by the IRS as a prohibited tax shelter transaction. In addition, prohibited reportable transactions could include transactions that are not typically viewed as tax shelters or tax avoidance transactions. There can be no assurance that the Fund might not participate directly or indirectly in a transaction that is determined by the IRS to be a prohibited reportable transaction.

Prospective tax-exempt investors should consult their own tax advisors for further information about the U.S. federal, state, and local and other tax consequences of purchasing, holding, and disposing of shares.

Taxation of Non-U.S. Shareholders

The following is a summary discussion of certain material U.S. federal income tax considerations relating to an investment in the Fund by Non-U.S. Shareholders. For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is not a U.S. Shareholder, a U.S. tax-exempt entity or a partnership or entity treated as a partnership for U.S. federal income tax purposes. The summary assumes that a Non-U.S. Shareholder is not engaged in a trade or business within the United States other than as a result of its investment in the Fund, and, in the case of an individual, is not present in the United States for more than 183 days in any year. This summary does not discuss special rules applicable to certain types of potential non-U.S. investors, such as “qualified foreign pension funds” or “governmental entities” and does not discuss any non-U.S. tax considerations.

Non-Effectively Connected Income

A Non-U.S. Shareholder is subject to U.S. withholding tax at the rate of 30% (or a lower tax treaty rate, if applicable) on its distributive share of any U.S.-source fixed or determinable annual or periodic income, such as interest (other than so called “portfolio interest” and bank deposit interest) and dividends received by the Fund, that is not “effectively connected” with the conduct of a trade or business in the United States (“ECI”). Withholding is generally not required in the case of non-effectively connected capital gains.

Effectively Connected Income

The Fund and partnerships in which the Fund may invest are expected to conduct activities in the United States that involve the conduct of a trade or business in the United States. In general, a non-U.S. person that invests in a partnership that is “engaged in a trade or business within the United States” is itself considered to be engaged in a trade or business within the United States and is required to file U.S. federal income tax returns and is subject to U.S. tax at regular U.S. tax rates on its income that is effectively connected with such U.S. trade or business (“ECI”), less deductions allocable to such income (and a “branch profits” tax in the case of a non-U.S. corporation). It is possible that all or substantially all of the Fund’s income will be ECI. A non-U.S. person that fails to file a timely U.S. federal income tax return in respect of its income from a U.S. trade or business may subsequently be precluded from claiming deductions related to such income. The Fund will be required to withhold at the highest applicable U.S. federal income tax rates on the share of any ECI, less allocable deductions, allocable to Non-U.S. Shareholders. To the extent that the amount of tax withheld exceeds the non-U.S. Shareholder’s substantive federal income tax liability, such excess may be refunded to such Non-U.S. Shareholder.

FIRPTA

The Fund and/or the partnerships in which the Fund invests will invest in “U.S. real property interests.” Gains from dispositions of U.S. real property interests generally are deemed to be ECI.

Sale of Shares or Withdrawal

In addition, any gain realized by a non-U.S. Shareholder on a disposition of Shares will be taxable as ECI to the extent attributable to appreciation in USRPIs or other assets that would generate ECI if sold by the Fund, and the purchaser (or the Fund in the case of a withdrawal) may be required to withhold U.S. federal income tax.

Estate Taxes

Shares in the Fund owned or treated as owned at the date of death of a non-U.S. individual may be included in such individual’s estate for U.S. federal estate tax purposes, unless an applicable estate tax treaty provides otherwise.

Foreign Account Tax Compliance Act

Under Sections 1471 through 1474 of the Code and the Treasury Regulations issued thereunder (commonly referred to as “FATCA”), a 30% withholding tax is imposed on payments of certain U.S.-source income (including interest and dividends) to non-U.S. entities unless such non-U.S. persons comply with certain reporting requirements regarding their direct and indirect U.S. owners and other “U.S. account holders.” Such withholding could apply to payments made by the Fund to certain of its Non-U.S. Shareholders. Accordingly, Non-U.S. Shareholders may have to provide certain information, representations and waivers of non-U.S. law as may be required by the Investment Adviser to comply with such new rules in order to avoid such withholding tax, including, for example, information relating to a Non-U.S. Shareholder and its “substantial United States owners” (within the meaning of Code Section 1473(2)), if any, or persons holding a “financial account” (within the meaning of Code Section 1471(d)(2)) with such Non-U.S. Shareholder. Certain countries have entered into inter-governmental agreements with the United States to facilitate the type of information reporting required under FATCA. While the existence of such agreements will not eliminate the risk of FATCA withholding on payments made by the Fund to its Non-U.S. Shareholders, these agreements are expected to reduce the risk of the withholding for investors in (or indirectly holding interests in the Fund through financial institutions in) those countries. Potential investors are encouraged to consult with their tax advisors regarding the possible implications of FATCA on an investment in the Fund. While withholding under FATCA would also have applied to payments of gross proceeds from dispositions of certain stocks and debt instruments after December 31, 2018, proposed Regulations eliminate FATCA withholding on gross proceeds payments. Taxpayers generally may rely on such proposed Regulations until final Regulations are issued. In addition, pursuant to these rules, the Fund may provide to its advisors identifying information about the Shareholders and their participation in the Fund and the Fund’s income, gain, loss or deduction from those transactions or investments, and the Fund or its advisors may disclose this information to the IRS upon its request.

PROSPECTIVE NON-U.S. INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS FOR FURTHER INFORMATION ABOUT THE U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX CONSEQUENCES OF PURCHASING, HOLDING AND DISPOSING OF SHARES.

Possible Tax Legislative or Other Actions

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in the Fund may be modified by legislative, judicial or administrative action at any time, and any such action may affect investments and commitments previously made. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in the Fund.

State and Local Tax Considerations

In addition to the U.S. federal income tax consequences described above, Prospective investors should consider potential state and local tax consequences of an investment in the Fund. The state and local tax treatment of the Fund and the Shareholder may not conform to the U.S. federal income tax consequences discussed above. State and local laws may differ from U.S. federal income tax laws with respect to the treatment of specific items of income, gain, loss, deduction and credit.

The Fund and its Shareholders may become subject to state and local taxes or filing requirements in various state and local jurisdictions depending on the location and scope of the Fund’s activities and investments. The imposition of state and local tax may take the form of a tax on the Fund and/or the Shareholders. The Fund and its Shareholders may become subject to state and local taxes or filing requirements in those jurisdictions where the Fund is considered to be doing business, holds assets or has employees or agents.

The taxability of a Shareholder may take the form of entity-level withholding of state or local income, franchise, or other tax from the distributive share payable to a Shareholder. In addition, a Shareholder’s distributive share of the income or loss from the Fund may be required to be included in determining such Shareholder’s reportable income for state or local tax purposes in the state or locality in which such Shareholder is a resident. Other states and localities in which the Fund may derive income may require the filing of tax returns by nonresident Shareholders. To the extent that a nonresident Shareholder pays a tax to a state or locality by virtue of Fund operations within that state or locality, such Shareholder may be entitled to a deduction or credit against tax owed to its state or locality of residence with respect to the same income.

For taxable years beginning before January 1, 2026, individuals who itemize cannot deduct more than $10,000 of state and local taxes.

In light of the foregoing, each prospective investor is urged to consult with its own tax advisors regarding the state and local tax consequences of an investment in the Fund.

The contents of this section are intended as a general discussion of certain tax consequences of an investment in the fund. This discussion should not be construed as providing tax advice to prospective investors; nor should prospective investors rely on this discussion as to the tax consequences of acquiring, holding, and disposing of an interest in the fund. Prospective investors should consult with and rely solely on their own tax advisers as to all tax consequences of acquiring, holding, and disposing of an interest in the fund, including the effects of U.S. federal, state, local, and non-U.S. income and other tax law.

Certain ERISA Considerations

ERISA imposes certain requirements on (i) “employee benefit plans” (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) entities whose underlying assets include the assets of such plans (each of (i) and (ii), an “ERISA Plan”) and (iii) persons who are fiduciaries with respect to ERISA Plans. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of an ERISA Plan and of other “plans” that are subject to Section 4975 of the Code, such as individual retirement accounts and “Keogh” plans (together with ERISA Plans, “Plans”), and certain persons (referred to as “parties in interest” under ERISA or “disqualified persons” under the Code) having certain relationships to Plans, unless a statutory or administrative exemption is applicable to the transaction. A party in interest or disqualified person who engages in a prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code, unless a statutory or administrative exemption is available. Each person acquiring Shares that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of Shares will constitute a non-exempt prohibited transaction under ERISA or Section 4975 of the Code, and otherwise for determining compliance with ERISA and Section 4975 of the Code.

The Plan Assets Regulation describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA or Section 4975 of the Code. The Plan Assets Regulation provides that, if a Plan acquires an “equity interest” (such as Shares of the Fund) in an entity (such as the Fund) that is neither a “publicly-offered security” nor a security issued by an investment company registered under the 1940 Act, the assets of the Plan are deemed to include both the equity interest in the entity as well as an undivided interest in each of the underlying assets of such entity, unless Benefit Plan Investors (as defined below) in the aggregate hold less than 25% of the value of each class of equity interests in the entity or unless another exception under the Plan Assets Regulation applies. If the underlying assets of the entity were deemed to include “plan assets,” the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers).

For purposes of the Plan Assets Regulation, the term “Benefit Plan Investor” means (i) any “employee benefit plan” as defined in Section 3(3) of ERISA and subject to Part 4 of Subtitle B of Title I of ERISA, (ii) any “plan” as defined in and subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s investment in the entity for purposes of ERISA or Section 4975 of the Code. Any entity described in clause (iii) of the previous sentence will be considered, for various purposes, to hold “plan assets” only to the extent of the percentage of its equity interests that are held by Benefit Plan Investors. The general account of an insurance company whose assets include the assets of Benefit Plan Investors may, under certain circumstances, be treated as “plan assets.” Under the Plan Assets Regulation, any equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets or any affiliate of such person (any of the foregoing, a “Controlling Person”), will be disregarded in determining compliance with the 25% limitation.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

In order to attempt to prevent the Fund’s assets from being characterized as “plan assets” for purposes of ERISA or Section 4975 of the Code prior to the consummation of any initial public offering, listing or registration of Shares under the Exchange Act (in any case, sufficient to cause Shares to be a “publicly-offered security” for purposes of the Plan Assets Regulation), the Fund intends to use commercially reasonable efforts to limit investment in the Fund so that, at all times, less than 25% of each class of equity interests in the Fund (as determined for purposes of the Plan Assets Regulation) is held by Benefit Plan Investors, based on written representations provided by investors. Prospective investors will be required to represent whether they are, or are not and will not be, a Benefit Plan Investor or a Controlling Person. In addition, in an attempt to comply with the 25% limitation prior to the consummation of any initial public offering, listing or registration of the Fund’s Shares under the Exchange Act, initial or additional investments by Benefit Plan Investors may be restricted. Specifically, subscriptions for shares of the Fund’s Shares by, or transfers of Shares to, Benefit Plan Investors may be rejected, and existing Benefit Plan Investors may be required to redeem all or a portion of their Shares. Any such restrictions or mandatory redemptions will be effected in such manner as the Fund determines, in its sole discretion, to be appropriate under the circumstances. If, following the completion of an initial public offering, or listing or registration of the Fund’s Shares, in any case, that causes the Fund’s Shares to be a “publicly-offered security,” the Fund’s assets would not be characterized as plan assets, as discussed above.

This summary does not include a discussion of any laws that may apply to employee benefit plans that are not subject to ERISA or Section 4975 of the Code. Such plans (and entities in which they invest, as applicable) should consult their own professional advisors about any laws applicable thereto.

The preceding discussion is only a summary of certain implications under ERISA and section 4975 of the code of an investment in the Fund’s common shares and does not purport to be complete. Prospective investors should consult with their own legal, tax, financial, and other advisors prior to investing to review these implications in light of such investor’s particular circumstances.

Item 1A. Risk Factors

Investing in the Fund’s Shares involves a number of significant risks. Before you invest in the Fund’s Shares, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to make an investment in the Fund’s Shares. The risks set out below are not the only risks the Fund faces. Additional risks and uncertainties not presently known to the Fund or not presently deemed material by the Fund may also impair its operations and performance. If any of the following events occur, the Fund’s business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of the Fund’s Shares could decline, and you may lose all or part of your investment.

Risks Relating to the Fund’s Business and Structure

Lack of Operating History

The Fund has limited operating history. There can be no assurance that the results achieved by the past investments of the Investment Adviser will be achieved for the Fund. Past performance should not be relied upon as an indication of future results. The Investment Adviser’s prior real estate investment return performance does not imply or predict (directly or indirectly) any level of future performance of the Fund. Past performance cannot be relied on to predict future events due to a variety of factors, including, without limitation, varying degrees of business strategies, different local and economic circumstances, different supply and demand characteristics, varying degrees of capital, availability of bank loans or other borrowing facilities, and varying circumstances pertaining to the real estate market. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Fund.

In addition, the Investment Adviser has never managed a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs that generally do not apply to other investment vehicles managed by the Investment Adviser. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Neither the Fund nor the Investment Adviser has any experience operating or advising under these constraints, which may hinder the Fund’s ability to take advantage of attractive investment opportunities and to achieve its investment objective.

Inability to Meet Investment Objective or Investment Strategy

The Fund is intended for long-term investors who can accept the risks associated with the Targeted Assets. The Fund’s success depends on the Investment Adviser’s ability to identify and select appropriate investment opportunities, as well as the Fund’s ability to acquire those investments. There can be no assurance that the Fund will achieve its investment or performance objectives or that the Investment Adviser will be successful in identifying a sufficient number of suitable investment opportunities to fully deploy the Fund’s committed capital. The possibility of partial or total loss of the Fund’s capital exists, and prospective investors should not subscribe unless they can readily bear the consequences of a complete loss of their investment.

Dependence Upon Key Personnel of the Investment Adviser

The success of the Fund is highly dependent on the financial and managerial expertise of the Investment Adviser. Although the Investment Adviser has attempted to foster a team approach to investing, the loss of key individuals employed by the Investment Adviser could have a material adverse effect on the performance of the Fund. The individuals may not necessarily continue to remain employed by the Investment Adviser during the entire life of the Fund. If these individuals do not maintain their existing relationships with the Investment Adviser and Investment Adviser does not develop new relationships with other sources of investment opportunities available to the Fund, it may not be able to grow its investment portfolio. In addition, individuals with whom the senior professionals of the Investment Adviser have relationships are not obligated to provide the Fund with investment opportunities. Therefore, the Fund can offer no assurance that such relationships will generate investment opportunities for the Fund. In addition, a number of members of the professional staff of the Investment Adviser are actively involved in managing the investment decisions of other funds and other accounts advised by the Investment Adviser and a few key personnel may invest in these funds. Accordingly, the members of the professional staff of the Investment Adviser will have demands on their time for the investment, monitoring and other functions of other funds advised by the Investment Adviser.

The employees of the Investment Adviser and other Investment Adviser investment professionals expect to devote such time and attention to the conduct of the Fund’s business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Adviser or such investment professionals will devote any minimum number of hours each week to the affairs of the Fund or that they will continue to be employed by the Investment Adviser. Subject to certain remedies, in the event that certain employees of the Investment Adviser cease to be actively involved with the Fund, the Fund will be required to rely on the ability of the Investment Adviser to identify and retain other investment professionals to conduct the Fund’s business. The Board intends to evaluate the commitment and performance of the Investment Adviser in conjunction with the required approval of the Investment Advisory Agreement.

Dependence on Strong Referral Relationships

The Fund depends upon the Investment Adviser to maintain its relationships with the operators and management personnel of the Targeted Assets, placement agents, investment banks, management groups and other financial institutions, and the Fund expects to rely to a significant extent upon these relationships to provide the Fund with potential investment opportunities. If the Investment Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Fund will not be able to grow its investment portfolio. In addition, individuals with whom the Investment Adviser has relationships are not obligated to provide the Fund with investment opportunities, and the Fund can offer no assurance that these relationships will generate investment opportunities for the Fund in the future.

The success of the Fund depends upon the management of the Targeted Asset’s ability to acquire, operate, manage, finance and dispose of the Targeted Assets in a manner that produces distributable cash for investors in the Targeted Assets, which would include the Fund. The Investment Adviser intends to select investments, syndications and/or individual assets where the management team has experience.

The Fund will be particularly dependent upon the efforts, experience, contacts and skills of certain officers of the Targeted Assets. The loss of any such individual could have a material, adverse effect on the Targeted Asset’s funds, syndications and/or individual assets, and thus the Fund. Such loss could occur at any time due to death, disability, resignation or other reasons.

No Guarantee to Replicate Historical Results Achieved by Investment Adviser

The Fund’s primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Investment Committee. The Fund may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the Investment Committee or by the Investment Adviser’s affiliates. Any such investments will be subject to regulatory limitations and approvals by trustees who are not “interested persons,” as defined in the 1940 Act. As a BDC, the Fund will generally be limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with the Investment Adviser or its affiliates. In certain cases, co-investments are not permitted unless the Fund has received exemptive relief from the SEC. Currently, the Fund does not intend to submit an application for co-investment relief from the SEC, however, the Fund may do so in the future. There is no assurance that an application for exemptive relief would be granted by the SEC.

The Fund can offer no assurance, however, that it will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that the Fund will replicate the historical results achieved by members of the Investment Committee or by the Investment Adviser’s affiliates, and investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on the Fund’s future performance.

Expedited Investment Decisions

Investment analyses and decisions by the Investment Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Investment Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Investment Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Investment Adviser expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Fund’s right of recourse against them in the event errors or omissions do occur.

Potential Limited Ability to Execute Investment Decisions

When making investment and allocation decisions, the Investment Adviser relies on its available resources, which in some cases could be limited, delayed, or disrupted particularly in challenging or uncertain markets, or in the case of social, political, or governmental actions. While the Investment Adviser performs investment and allocation functions consistent with its agreements with the Fund and other clients and accounts, there can be no assurance that the Investment Adviser’s available resources or its personnel responsible for investment and allocation decisions will ultimately result in the most favorable investments, allocations or returns to the Fund or, thereby, investors.

Ability to Manage the Fund’s Business Effectively

The Fund’s ability to achieve its investment objective will depend on its ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Investment Adviser’s ability to identify, invest in and monitor portfolio companies that meet the Fund’s investment criteria. The achievement of the Fund’s investment objectives on a cost-effective basis will depend upon the Investment Adviser’s execution of its investment process, its ability to provide competent, attentive and efficient services to the Fund and, to a lesser extent, the Fund’s access to financing on acceptable terms. The Investment Adviser’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Investment Adviser may be called upon to provide managerial assistance to the Fund’s portfolio companies. These activities may distract them from servicing new investment opportunities for the Fund or slow the Fund’s rate of investment. Any failure to manage the Fund’s business and the Fund’s future growth effectively could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

Potential Conflicts of Interest

As a result of the Fund’s relationships or arrangements with the Investment Adviser and the Investment Committee, there may be times when the Investment Adviser or such persons have interests that differ from those of the Shareholders, giving rise to a conflict of interest.

Conflicts Related to Obligations of Investment Adviser or the Members of the Investment Committee

The Investment Adviser employees serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds, accounts, or investment vehicles managed by the Investment Adviser and/or its affiliates. Similarly, the Investment Adviser and its affiliates may have other clients with similar, different or competing investment objectives (collectively, “Other Accounts”).

In serving in these multiple capacities, they may have obligations to Other Accounts or investors in those entities, the fulfillment of which may not be in the best interests of the Fund or Shareholders. For example, the Investment Adviser has, and, following this offering, will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that the Fund will compete with these funds, and other entities managed by the Investment Adviser and its affiliates, for capital and investment opportunities. As a result, the Investment Adviser and, as applicable, the members of the Investment Committee, may face conflicts in the allocation of investment opportunities among the Fund and the investment funds, accounts and investment vehicles managed by the Investment Adviser and its affiliates. The Investment Adviser intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, the Fund can offer no assurance that such opportunities will be allocated to the Fund fairly or equitably in the short-term or over time.

Subject to the 1940 Act, the Fund may also co-invest with Other Accounts, and the relationship with such Other Accounts could influence the decisions made by the Investment Adviser with respect to such investments. The Fund may invest in securities of the same issuers as Other Accounts. To the extent that the Fund holds interests that are different (or more senior or junior) than those held by such Other Accounts, the Investment Adviser may be presented with decisions involving circumstances where the interests of such Other Accounts are in conflict with those of the Fund. Further conflicts could arise after the Fund and Other Accounts have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Fund to provide such additional financing. If the Other Accounts were to lose their respective investments as a result of such difficulties, the ability of the Investment Adviser to recommend actions in the best interests of the Fund might be impaired. The Investment Adviser may in its discretion take steps to reduce the potential for adversity between the Fund and the Other Accounts, including causing the Fund and/or such Other Accounts to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Fund and Other Accounts hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Furthermore, it is possible the Fund’s interest may be subordinated or otherwise adversely affected by virtue of such Other Accounts involvement and actions relating to its investment. There can be no assurance that any conflict will be resolved in favor of the Fund, and each Shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by the Investment Adviser to take any particular action could have the effect of benefiting an Other Account (and, incidentally, may also have the effect of benefiting the Investment Adviser).

Third Party Involvement

The Fund may invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with those of the Fund, or may be in a position to take action contrary to the investment objective of the Fund. In addition, the Fund may in certain circumstances be liable for actions of such third party.

Incentive Fee Structure Relating to the Investment Adviser

In the course of the Fund’s investing activities, the Fund will pay management and incentive fees to the Investment Adviser. The Fund has entered into the Investment Advisory Agreement with the Investment Adviser. Under the incentive fee structure which will be in place, the Fund’s net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Investment Adviser for the opportunity to continue to earn the incentive fee. This risk could be increased because, under the Investment Advisory Agreement, the Investment Adviser is not obligated to reimburse the Fund for incentive fees it receives even if the Fund subsequently incurs losses or never receive in cash the deferred income that was previously accrued.

Management Fee Payable Regardless of Performance

Whether or not suitable investment opportunities are available to the Fund and regardless of whether the Fund experiences net losses in a particular year or over the term of the Fund, the Investment Adviser will be entitled to receive the management fee. The Fund will be required to pay the management fee regardless of the amount of income being generated by Fund assets.

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

The Fund expects to make many of its portfolio investments in the form of securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these securities in good faith as described below in Item 1A—“Risk Factors.” In connection with that determination, investment professionals from the Investment Adviser may provide the Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. In addition, each of the Interested Directors has a pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in the Fund’s valuation process, and the pecuniary interest in the Investment Adviser by certain members of the Board, could result in a conflict of interest as the Investment Adviser’s management fee is based, in part, on the value of the Fund’s Targeted assets.

Negotiation of the Investment Advisory Agreement with the Investment Adviser

The Investment Advisory Agreement was negotiated between related parties. Consequently, their terms, including fees payable to the Investment Adviser, may not be as favorable to the Fund as if they had been negotiated with an unaffiliated third party. In addition, the Fund may choose not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of the Fund’s desire to maintain the Fund’s ongoing relationship with the Investment Adviser and its affiliates.

Limited Liability and Indemnification of the Investment Adviser

Under the Investment Advisory Agreement, the Investment Adviser has not assumed any responsibility to the Fund other than to render the services called for thereunder. The Investment Adviser will not be responsible for any action of the Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser, and any person controlling or controlled by the Investment Adviser will not be liable to the Fund, any of its subsidiaries, the Fund’s trustees, the Shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Investment Adviser owes to the Fund under the Investment Advisory Agreement. In addition, pursuant to the Investment Advisory Agreement, the Fund agreed to indemnify the Investment Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Fund’s business and operations or any action taken or omitted on the Fund’s behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on the Fund’s behalf than it would when acting for its own account. The obligations to the Fund under these indemnification arrangements may be material and could have an adverse effect on the returns to Shareholders because these obligations would be payable from the assets of the Fund. Further, under these indemnification arrangements, Shareholders may have a more limited right of action in certain cases than they would in the absence of these arrangements.

Restricted Ability to Enter Into Transactions with Affiliates

The 1940 Act prohibits or restricts the Fund’s ability to engage in certain principal transactions and joint transactions with certain “First Tier” affiliates and “Second Tier” affiliates. For example, the Fund is prohibited from buying or selling any security from or to any person who owns more than 25% of the Fund’s voting securities or certain of that person’s affiliates (each is a “First Tier” affiliate), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. The Fund considers the Investment Adviser and its affiliates to be “First Tier” affiliates for such purposes. The Fund is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “Second Tier” affiliate without the prior approval of the Independent Trustees. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities will be a “Second Tier” affiliate for purposes of the 1940 Act, and the Fund is generally prohibited from buying or selling any security from or to such “Second Tier” affiliate without the prior approval of the Independent Trustees.

The Fund may, however, invest alongside the Investment Adviser’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Fund’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Fund may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on the Fund’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Fund may also invest alongside the Investment Adviser’s or its affiliates’ investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Investment Adviser’s allocation policy.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Investment Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the Fund’s interests and those of the Investment Adviser’s or its affiliates’ clients, subject to the limitations described in the preceding paragraph, the Investment Adviser will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, the Fund will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Investment Adviser has previously invested. Similar restrictions limit the Fund’s ability to transact business with the Fund’s officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to the Fund.

The Fund and the Investment Adviser may in the future submit an application for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Fund to co-invest with investment funds, accounts and investment vehicles managed by the Investment Adviser in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Currently, the Fund does not intend to submit an application for co-investment relief from the SEC, however, the Fund may, as stated above, do so in the future. There is no assurance that an application for exemptive relief would be granted by the SEC.

Operation in a Highly Competitive Market for Investment Opportunities

The business of investing in assets meeting the Fund’s investment objective is highly competitive. Competition for investment opportunities includes a growing number of non-traditional participants, such as hedge funds, private funds, including business development companies, and other private investors, as well as more traditional financial institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. Furthermore, many of the Fund’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Fund as a BDC. Increased competition for, or a diminishment in the available supply of, investments suitable for the Fund could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Fund may incur significant expenses in connection with identifying investment opportunities and investigating potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third party advisors.

With respect to all investments, the Fund may lose some investment opportunities if the Fund does not match its competitors’ pricing, terms and structure. However, if the Fund’s match the Fund’s competitors’ pricing, terms and structure, the Fund may experience decreased net interest income, lower yields and increased risk of credit loss. The Fund may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Investment Adviser. Although the Investment Adviser will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to the Fund and may not be in the best interests of the Fund and the Shareholders. Moreover, the performance of investments will not be known at the time of allocation.

See Section Item 1A—“Risk Factors.”

Insufficient Capital Raise from the Private Offering

There is a risk that the amount of capital raised in the Private Offering will be insufficient to meet the investment objectives or operational requirements of the Fund. If there is a shortage of capital, the Investment Adviser will use its best efforts to obtain funds from a third-party. Obtaining funds from a third-party may require an increase in the amount of financing the Fund will be obligated to repay. In addition, there is no certainty that funds from a third-party will be available at a reasonable cost.

If insufficient capital is raised from this Private Offering, investments planned by the Investment Adviser will be delayed until sufficient cash flow is generated from operation of the Fund, if ever.

Possibility of the Need to Raise Additional Capital

The Fund may need additional capital to fund new investments and grow the Fund’s portfolio of investments once the Fund has fully invested the net proceeds of the Private Offering. The Fund intends to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase the Fund’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Fund. A reduction in the availability of new capital could limit the Fund’s ability to grow. An inability to access the capital markets successfully could limit the Fund’s ability to grow its business and execute its business strategy fully and could decrease the Fund’s earnings, if any, which would have an adverse effect on the value of the Shares and the returns to Shareholders.

Lack of Cash for Distributions

Distributions will only be available to the extent there is cash flow from operation of the Fund. Additionally, even if there is cash flow from operations of the Fund, the Investment Adviser, in its sole discretion, may cause the Fund to retain some or all of such funds for reserves. The Investment Adviser may cause the Fund to pay distributions from any source, including Private Offering proceeds and indebtedness. Therefore, there can be no assurance as to when or whether there will be any cash distributions from the Fund to the Shareholders, or that all or any such distributions will be paid from sources other than cash flow to the Fund. It is possible that the Fund will not achieve any distributable cash and that the Shareholders may not receive any cash distributions at all.

Failure to Achieve Targeted Returns

The Investment Adviser will select investments on behalf of the Fund based on the Investment Adviser’s estimates or projections of returns. These estimates and projections are inherently subjective and may prove too optimistic or to have been based on assumptions that are or become incorrect. Shareholders have no assurance that actual internal rates of return will equal or exceed the stated target return to investors. In addition, the Fund’s ability to achieve its targeted return may be adversely affected by numerous factors, including but not limited to a decline in economic conditions, the inability to obtain or maintain financing at expected levels or rates, increased competition, or any of the other risks described herein.

Regulations Governing Operation as a BDC

The Fund may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, collectively referred to as “senior securities,” up to the maximum amount permitted by the 1940 Act. BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In other words, under the 1940 Act, the Fund is able to borrow $2 for investment purposes for every $1 of investor equity. As a result, the Fund will be able to incur indebtedness in the future and investors in the Fund may face increased investment risk.

If the value of the Fund’s assets declines, the Fund may be unable to satisfy the 150% asset coverage test. If that happens, it may be required to sell a portion of its investments at a time when such sales may be disadvantageous to the Fund in order to repay a portion of its indebtedness. Also, any amounts that the Fund uses to service its indebtedness would not be available for distributions to Shareholders. If the Fund issues senior securities, the Fund will be exposed to typical risks associated with leverage, including an increased risk of loss.

The Fund is not generally able to issue and sell its Shares at a price below net asset value per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current net asset value per Share if the Board determines that such sale is in the Fund’s best interests, and if the Shareholders approve such sale. In any such case, the price at which the Fund’s Shares are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares of the Fund, then the percentage ownership of the Shareholders at that time will decrease, and you may experience dilution.

Operation as an Exchange Act Reporting Company

The Fund is subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated under the Exchange Act, which requires the Fund to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Fund is also subject to the proxy rules in Section 14 of the Exchange Act, and the Fund and the Fund’s trustees, officers and principal Shareholders are subject to the reporting requirements of Sections 13 and 16 of the Exchange Act. The Fund is also required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. Compliance with the Exchange Act will increase the Fund’s operating expenses, which may reduce Shareholders’ investment return.

Potential Limited Ability To Invest in Public Companies

To maintain its status as a BDC, the Fund is not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of the Fund’s total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

Financing Investments With Borrowed Money

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Shares. However, the Fund may in the future borrow from banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on the Fund’s assets that are superior to the claims of Shareholders, and the Fund would expect such lenders to seek recovery against the Fund’s assets in the event of a default. The Fund may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instruments the Fund may enter into with lenders. In addition, under the terms of a borrowing facility or other debt instrument the Fund may enter into, it is likely to be required to use the net proceeds of any investments that the Fund sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of the Fund’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Fund not leveraged, thereby magnifying losses or eliminating the Fund’s stake in a leveraged investment. Similarly, any decrease in the Fund’s revenue or income will cause the Fund’s net income to decline more sharply than it would have had the Fund not borrowed. Such a decline would also negatively affect the Fund’s ability to make dividend payments on the Shares or preferred shares. The Fund’s ability to service any debt will depend largely on the Fund’s financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, the Shareholders will bear the burden of any increase in the Fund’s expenses as a result of the Fund’s use of leverage, including interest expenses.

As a BDC, the Fund generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of the Fund’s borrowings and any preferred shares that the Fund may issue in the future, of at least 150%. If this ratio declines below 150%, the Fund will not be able to incur additional debt and could be required to sell a portion of its investments to repay some debt when it is otherwise disadvantageous for the Fund to do so. This could have a material adverse effect on the Fund’s operations, and the Fund may not be able to make distributions. The amount of leverage that the Fund employs will depend on the Investment Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Fund cannot assure you that it will be able to obtain credit at all or on terms acceptable to it.

The Fund also expects that its investments may utilize property level debt financing. Property level debt will be incurred by operating entities held by the Fund and secured by real estate owned by such operating entities. In a non-recourse mortgage, if an operating entity were to default on a loan, the lender’s recourse would be to the mortgaged property, and the lender would typically not have a claim to seek recovery from any unpaid portion of the loan from the other assets of the Fund or its subsidiaries. When such property level debt is not recourse to the Fund, and the entity holding such debt was not formed for the purpose of avoiding the 1940 Act limitations on leverage, the Fund will not treat such borrowings as senior securities (as defined in the 1940 Act) for purposes of complying with the 1940 Act’s limitations on leverage unless (i) the entity holding such debt is an entity that engages in investment activities in securities or other assets and is primarily controlled by the Fund, including a subsidiary in which the Fund owns all or a majority of the voting securities of the subsidiary, or (ii) the financial statements of the entity or joint venture holding such debt would be consolidated in the Fund’s financial statements. In certain limited cases, property level debt may be recourse to the Fund.

Changes in Interest Rates May Affect The Fund’s Cost of Capital and Net Investment Income

To the extent the Fund borrows money to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests those funds. As a result, the Fund can offer no assurance that a significant change in market interest rates would not have a material adverse effect on the Fund’s net investment income in the event it uses debt to finance its investments. In periods of rising interest rates, the Fund’s cost of capital would increase, which could reduce the Fund’s net investment income. The Fund may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Investing a Sufficient Portion of Assets in Qualifying Assets

As a BDC, the Fund may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are qualifying assets. See Section XI—“Certain BDC Regulatory Considerations.”

The Investment Adviser believes that most of the investments that the Fund may acquire in the future will constitute qualifying assets. However, the Fund may be precluded from investing in what the Investment Adviser believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Fund does not invest a sufficient portion of its assets in qualifying assets, or if the SEC disagrees with the Investment Adviser’s analysis that the Targeted Assets constitute “eligible portfolio companies” under the 1940 Act, the Fund could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Fund, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Fund to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Fund must dispose of such investments quickly, it could be difficult to do so on favorable terms. The Fund may not be able to find a buyer for such investments and, even if the Fund does find a buyer, the Fund may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

If the Fund does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, the Fund would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease the Fund’s operating flexibility.

Uncertainty as to the Value of Certain Portfolio Investments

The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and the Fund will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of its portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Fund expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of the Fund’s investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Fund’s determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund’s net asset value could be adversely affected if its determinations regarding the fair value of its investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Adviser, on the one hand, and the Shareholders of the Fund on the other hand, with respect to valuation of investments.

The Fund will adjust quarterly the valuation of its portfolio to reflect the Board’s determination of the fair value of each investment in the Fund’s portfolio. Any changes in fair value are recorded in the Fund’s statement of operations as net change in unrealized appreciation or depreciation.

Potential Fluctuations in Quarterly Operating Results

The Fund could experience fluctuations in its quarterly operating results due to a number of factors, including the level of the Fund’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Fund encounters competition in its markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential Fluctuations in Net Asset Value

The Fund’s net asset value may fluctuate over time and, consequently, Shareholders may pay a different price per Share at subsequent closings than some other investors paid at earlier closings. Consequently, investors in subsequent closings may receive a different number of Shares for the same purchase that earlier investors made depending on the net asset value at the relevant time.

Potential Adverse Effects of New or Modified Laws or Regulations

The Fund and its portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business.

Additionally, changes to the laws and regulations governing the Fund’s operations related to permitted investments may cause the Fund to alter its investment strategy in order to avail it of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Registration Statement and may shift the Fund’s investment focus from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of your investment.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Shareholder Approval

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of its operating policies and strategies without prior notice and without Shareholder approval. However, absent Shareholder approval, the Fund may not change the nature of the Fund’s business so as to cease to be, or withdraw the Fund’s election as, a BDC. The Fund cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and the market price of the Fund’s Shares. Nevertheless, any such changes could adversely affect the Fund’s business and impair the Fund’s ability to make distributions to the Shareholders.

Potential Resignation of the Investment Adviser and/or Administrator

The Investment Adviser has the right under the Investment Advisory Agreement to resign as the Investment Adviser at any time upon not less than 60 days’ written notice, whether the Fund has found a replacement or not. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether the Fund has found a replacement or not. If the Investment Adviser or the Administrator were to resign, the Fund may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If the Fund is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions to the Shareholders are likely to be adversely affected and the value of the Shares may decline. In addition, the coordination of the Fund’s internal management and investment or administrative activities, as applicable, is likely to suffer if the Fund is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser, or the Administrator, as applicable. Even if the Fund is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Fund’s investment objective may result in additional costs and time delays that may adversely affect the Fund’s business, financial condition, results of operations and cash flows.

Dependence on Information Systems and Potential Systems Failures

The Fund’s business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. In addition, certain of these systems are provided to the Investment Adviser or its affiliates by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in the Fund’s activities. This, in turn, could have a material adverse effect on the Fund’s operating results and negatively affect the market price of the Fund’s Shares and the Fund’s ability to pay distributions to the Shareholders.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Fund’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Fund’s ability to conduct business and on its results of operations and financial condition, particularly if those events affect the Fund’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Investment Adviser’s personnel were unavailable in the event of a disaster, the Fund’s ability to effectively conduct its business could be severely compromised. Adverse events can threaten the confidentiality, integrity or availability of the Fund’s information resources. Despite the Fund’s implementation of a variety of security measures, its computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Fund may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Fund’s computer systems, both those provided by the Investment Adviser, its affiliates, and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in the Fund’s operations, which could result in damage to its reputation, financial losses, litigation, increased costs, regulatory penalties and/or dissatisfaction or loss.

Risks Related to the Fund’s Investments—General Risks

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which the Fund expects to make investments are likely to be susceptible to economic slowdowns or recessions. Therefore, the number of the Fund’s non-performing assets is likely to increase and the value of its portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of the Fund’s equity investments in the Targeted Assets. Economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Fund’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Fund. These events could prevent the Fund from increasing its investments and harm its operating results.

Political, Social and Economic Uncertainty Creates and Exacerbates Investment Risks

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Fund and its investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including Fund assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (COVID-19) emerged in China and spread rapidly across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for broadly syndicated loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects may be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Fund and returns to investors, among other things. As of the date of this Registration Statement, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Fund, the Investment Adviser or its affiliates, and portfolio companies or investments.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Fund and its investments, these types of events may impact and, in some cases, will impact the Fund and borrowers and in certain instances the impact may be adverse. For example, smaller and middle market companies in which the Fund may invest can be significantly impacted by emerging events and the uncertainty caused by these events. With respect to loans to such companies, the Fund will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans held by the Fund decreases as a result of such events and the uncertainty they cause. There can be no assurance that such emerging events will not cause the Fund to suffer a loss of any or all of its investments or interest thereon. The Fund will also be negatively affected if the operations and effectiveness of the Investment Adviser or its affiliates, the Administrator, the Custodian, or an issuer, obligor, or borrower (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on the Fund’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase the Fund’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Fund. These events have limited and could continue to limit the Fund’s investments, limit the Fund’s ability to grow and have a material negative impact on its operating results and the fair values of its investments.

Investments in Leveraged Portfolio Companies

Portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, or a larger number of qualified managerial and technical personnel. As a result, portfolio companies which the Investment Adviser expects to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position or may otherwise have a weak financial condition or be experiencing financial distress.

Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and the Fund as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect the Fund’s investment in such a portfolio company.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Fund invests may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that the Fund holds. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund’s realizing any guarantees that the Fund may have obtained in connection with the Fund’s investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Lack of Liquidity in Investments

The lack of an established, liquid secondary market for some of the Fund’s investments may have an adverse effect on the market value of its investments and on the Fund’s ability to dispose of them. Additionally, the Fund’s investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, the Fund’s assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that, if the Fund is determined to dispose of a particular investment held by the Fund, it could dispose of such investment at the prevailing market price.

The Fund may also invest in securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. Some of the Fund’s debt investments may contain interest rate reset provisions that may make it more difficult for the portfolio companies borrowers to make distribution or dividend payments to the Fund.

Potential Adverse Effects of Price Declines and Illiquidity

As a BDC, the Fund will be required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Fund uses the pricing indicated by the external event to corroborate the Fund’s valuation. The Fund records decreases in the market values or fair values of the Fund’s investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in the Fund’s portfolio. The effect of all of these factors on the Fund’s portfolio may reduce the Fund’s net asset value by increasing net unrealized depreciation in its portfolio. Depending on market conditions, the Fund could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows, and ultimately the value of the Shares and returns to Shareholders.

Equity Securities

The Fund intends to invest primarily in equity securities. The value of equity securities held by the Fund may be adversely affected by actual or perceived negative events relating to the portfolio company, the industry or geographic areas in which such portfolio company operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the portfolio company’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by the Fund is more susceptible to moving up or down in a rapid or unpredictable manner.

Highly Volatile Instruments

The prices of the Fund’s investments can be highly volatile. Price movements of instruments in which the Fund’s assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

Projections

The Investment Adviser may rely upon projections, forecasts or estimates developed by it or a portfolio company in which the Fund is invested, concerning the portfolio company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond the Fund’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the Fund’s investments among asset groups from that described herein; the degree to which the Fund’s investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Failure of Due Diligence Process

The Investment Adviser has had extensive prior experience in real estate projects and has endeavored to obtain and verify material facts regarding the other funds, syndications and/or individual assets. It is possible, however, that the Investment Adviser has not discovered certain material facts about an asset because information presented by the portfolio companies may have been prepared in an incomplete or misleading fashion, and material facts related to portfolio companies’ assets may not yet have been discovered.

Geographic Concentration

The portfolio companies may own assets throughout the United States, and therefore the portfolio companies will be dependent upon the continued demand for residential and commercial property in that region. The Fund’s revenue and the value of its portfolio may be disproportionately affected if an area’s economy and real estate markets suffer greater adverse impacts than the economies and real estate markets nationally due to local industry slowdowns and layoffs, changing demographics and other factors that result in oversupply of, or reduced demand for, commercial or residential properties in the region.

Industry Concentration

The Fund will not invest in real estate directly but indirectly through the securities of issuers that own real estate. As a result, its portfolio will be significantly impacted by the performance of the real estate market and may experience more volatility and be exposed to greater risk than a more diversified portfolio. The value of entities engaged in the real estate industry is affected by: (i) changes in general economic and market conditions; (ii) changes in the value of real estate properties; (iii) risks related to local economic conditions, overbuilding and increased competition; (iv) increases in property taxes and operating expenses; (v) changes in zoning laws; (vi) casualty and condemnation losses; (vii) variations in rental income, neighborhood values or the appeal of property to tenants; (viii) the availability of financing and (ix) changes in interest rates and leverage. There are also special risks associated with particular sectors, or real estate operations generally, as described below.

Third Party Litigation

In addition to litigation relating to the bankruptcy process, the Fund’s investment activities subject the Fund to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Fund exercises control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Fund and would reduce net assets.

Proportion of Assets that May Be Invested in Securities of a Single Issuer

The Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that the Fund assumes large positions in the securities of a small number of issuers or industries, the Fund’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Fund may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns the Fund realizes may be significantly adversely affected if a small number of investments perform poorly or if the Fund needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Fund is invested could significantly affect the Fund’s aggregate returns.

Potential Failure to Make Follow-On Investments in Portfolio Companies

Following an initial investment in a portfolio company, the Fund may decide to provide additional funds to such portfolio company, in order to:

●	increase or maintain, in whole or in part, the Fund’s position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of the Fund’s investment.

There is no assurance that the Fund will make follow-on investments or that the Fund will have sufficient funds to make all or any of such investments. Even if the Fund has sufficient capital to make a desired follow-on investment, the Investment Adviser may elect not to make a follow-on investment because it may not want to increase the Fund’s concentration of risk. The Fund’s ability to make follow-on investments may also be limited by the Investment Adviser’s allocation policy. Any decision by the Fund not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for the Fund to increase its participation in a successful portfolio company or the dilution of its ownership in a portfolio company if a third party invests in the portfolio company.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

The Fund generally does not intend to hold controlling equity positions in its portfolio companies. As a result, the Fund will be subject to the risk that a portfolio company may make business decisions with which the Fund disagrees, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the potential lack of liquidity of the debt and equity investments that the Fund expects to hold in the Fund’s portfolio companies, the Fund may not be able to dispose of its investments in the event the Fund disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of the Fund’s investments.

Risks Related to the Fund’s Investments—Manufactured Housing Communities Risks

Competition in MHC Industry

The manufactured housing industry is highly competitive. Competition at both the manufacturing and retail levels is based upon several factors, including, among others, price, product features, reputation for service and quality, brand recognition, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in the Fund’s markets. In addition, homes compete with repossessed homes and new homes that are offered for sale in the geographic markets in which the Fund will operate. Certain of the Fund’s manufacturing competitors also have their own retail distribution systems and consumer finance and insurance operations.

Single Family Property Risks

The Fund’s business is focused and will continue to be focused on investments in portfolio companies in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in such markets may have a greater impact on the value of the assets of the portfolio companies and on the Fund’s operating results. The Investment Adviser believes that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact the operating results of the MHC portfolio companies, which will impact the Fund’s investment in them.

As a participant in the homebuilding industry, an MHC portfolio company is subject to market forces beyond its control. These market forces include employment levels, employment growth, interest rates, consumer confidence, development costs, apartment and rental housing vacancy levels, inflation and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on the MHC portfolio company’s net sales and earnings, and ultimately on the Fund’s investment in such MHC portfolio company.

Cyclical and Seasonal Nature of MHC Industry

The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for home buyers, the availability of wholesale financing for retailers, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.

As a result of these economic, demographic and other factors, the net sales and operating results of MHC portfolio companies have fluctuated in the past, and the Investment Adviser expects them to continue to fluctuate in the future on a quarterly basis. Moreover, such MHC portfolio companies could experience quarterly operating losses during cyclical downturns in the manufactured housing market.

Market forces and Declining Housing Demand

As a homebuilder, an MHC portfolio company is subject to market forces affecting the homebuilding industry that are beyond its control. These market forces include employment levels, employment growth, interest rates, consumer confidence, land availability and development costs, apartment and rental housing vacancy levels, inflation and the general health of the economy. Unfavorable changes to one or more of these factors could have an adverse effect on the MHC portfolio company’s results of operations and consequently the Fund’s investment in it.

Failure to Secure Zoning Ordinances

Portfolio companies that create manufactured housing communities and individual home placements, including tiny houses, are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which the Investment Adviser believes has restricted the growth of the industry. It is possible that manufactured homes may not achieve widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, the net sales of MHC portfolio companies could decline and their business, results of operations and financial condition could be adversely affected, which would also negatively impact the Fund’s investment in them.

Warranty and Construction Defect Claims on Manufactured Housing

In the ordinary course of their business, MHC portfolio companies are subject to home warranty and construction defect claims. They typically record a reserve for estimated future warranty costs relating to homes sold, based upon their assessment of historical experience factors. Construction defect claims may arise after a significant period of time after product completion. Although they maintain general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding current levels could have a material adverse effect on an MHC portfolio company’s results of operations, which would negatively impact the Fund’s investment in it.

Risks Related to the Fund’s Investments—Self-Storage Facilities

Market and Economic Conditions on Property Operations

Local conditions in the market of self-storage properties may significantly affect occupancy, rental rates, and the operating performance of a property owned by a self-storage facility portfolio company. The risks that may adversely affect a property include the following:

●	Abandoning of personal property of a tenant, in which case the owner may be compelled to auction the tenant’s property, which includes the risk of being sued by the former tenant for wrongfully doing so.

●	Since military tenants cannot be evicted while deployed, there is a risk that a military tenant may not respond to requests by the owner or maintain its rental payments.

●	Property damage due to environmental events.

●	Tenants may refuse rental insurance offered by the self-storage portfolio company, and therefore create additional liability for the self-storage portfolio company in the event they cause damage to others’ property or their property gets damaged and they make a claim against a property.

●	Undiscovered damage to a property at the time of purchase could create liability for a new owner.

●	A property may contain mold or be infested with insects, rodents or other pests.

●	Tenants may engage in illegal activity in one of the units at a property, unbeknownst to property managers, which activity may cause the property to suffer property damage, be sequestered as a crime scene, or get a bad reputation causing a decrease in occupancy.

●	Economic conditions could cause an increase in the self-storage portfolio company’s operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine or unforeseen maintenance.

The impact of any of these factors could negatively impact the Fund’s investment in a self-storage portfolio company.

Market and Economic Conditions May Impact a Property Value on Resale

The sale price of a property owned by a self-storage portfolio company is likely to be dependent upon the condition of the economy in the area where the property is located. The self-storage portfolio companies in which the Fund intends to invest expect to hold properties for a various lengths of time over a ten (10) year period. There is a risk that at the time of the refinance or sale, the marketplace may be different than projected, which may require that a property be held longer than anticipated, or that no refinancing may be available, or it could be sold at a loss.

Competition Could Impact Occupancy or Market Rental Rates

A property owned by the self-storage portfolio company may compete with other similar properties to attract tenants. Competitive rentals in a particular area could adversely affect the self-storage portfolio company’s ability to sell or rent properties as necessary to maintain occupancy, and/or to increase or maintain rental rates. Improvements to a property planned by the self-storage portfolio company will be designed to make them more attractive to new and existing occupants, in hopes of creating a competitive advantage as compared to other alternatives in the marketplace.

Vacancies and Tenant Defaults

A self-storage portfolio company depends on rental income to pay both the operating expenses for the properties and the self-storage portfolio company. Vacant properties and/or purchase payment defaults by tenants could reduce the amount of cash that might otherwise be available for payment of its expenses and mortgage payments and/or ultimately for distribution to the Fund and its Shareholders, if a property were fully occupied and/or all occupants were making timely rent payments. Significant self-storage portfolio company expenditures such as debt service payments, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from the properties owned by a self-storage portfolio company.

A vacancy or default of a tenant on the rent due will cause a self-storage portfolio company to lose the revenue and if enough effective vacancies occur, it could cause the self-storage portfolio company to have to find an alternative source of revenue to meet its mortgage payments and other operating expenses for a particular property. In the event of a tenant default, a self-storage portfolio company may experience delays in enforcing its rights as landlord and may incur substantial costs in evicting the tenant and re-renting the affected property.

The self-storage portfolio company will attempt to mitigate its effective vacancies by employing an aggressive marketing campaign and/or lease incentive programs. It will attempt to minimize tenant defaults by aggressively screening new tenants. The methods for screening new tenants will be determined on a case-by-case basis. The self-storage portfolio company will attempt to minimize such losses by employing competent property managers and legal counsel to quickly remove each defaulting tenant/buyer to the extent allowed by law.

Reliance on Local Property Managers and Contractors

The self-storage portfolio companies typically have no independent ability or resources to manage or renovate the properties they acquire. They will engage and rely on local property managers or contractors to manage the properties and make renovations. The self-storage portfolio companies will attempt to screen potential property managers and/or local contractors in much the same manner as screening new tenants, by carefully reviewing past experience, qualifications, and references and ensuring that contracts with such persons have appropriate termination clauses in the event of default.

Risks Related to the Fund’s Investments—Industrial Real Estate

Competition, Occupancy, and Market Rental Rates

The operation of industrial properties is highly competitive. The principal means of competition are rental rates, level of services, location and the nature and condition of the property. One or more investments may receive direct competition from existing or to-be-built properties within their respective markets, as well as from all owners and developers in the area in which they are located. Competitive properties may have an adverse effect on, among other things, effective rental rates, occupancy and operation of an investment, as well as on its market value. All of these factors could impact the investment returns the Fund expects from its industrial real estate portfolio companies.

General Risks of Industrial Properties

Although industrial real estate portfolio companies are not generally required to expend substantial amounts for general capital improvements, tenant improvements or reletting costs, various other factors may affect the returns from this type of property in addition to the risks generally applicable to real estate, including, among other things, the design and adaptability of the property and the degree to which it is generally functional for industrial purposes, the proximity to highways and other means for the transportation of goods, the number and diversity of tenants among businesses or industries and the cost of converting a previously adapted space to general use. An industrial property may be more likely to have one or only a few tenants, which increases the risk that a decline in their operations or their particular business or industry segments may adversely affect the returns from the property.

Industrial properties typically have short-term leases, which may increase the risk of vacancies. Additionally, a property designed for a particular use or function may be difficult to relet to another tenant or may become functionally obsolete compared to other properties. Particular uses of industrial properties may increase their risk of environmental problems.

In addition, because of unique construction requirements of many industrial properties, many vacant industrial property spaces may not be easily converted to other uses. Thus, if the operations of any industrial property becomes unprofitable, the liquidation value of that industrial property may be substantially less than would be the case if the industrial property were readily adaptable to other uses.

All of these factors could adversely impact the Fund’s investment in industrial real estate portfolio companies.

Labor Disputes at Industrial Properties

In the ordinary course of business, industrial real estate portfolio companies in which the Fund may invest could potentially be subject to collective bargaining agreements in connection with certain investments. In this event, it is possible that these portfolio companies could be subject to strikes, slowdowns, work stoppages, labor disputes or work shortages related to collective bargaining issues with unions regarding certain investment’s operations. It is not possible to predict whether any labor issues will arise and, if so, the duration or the potential financial impact of any such labor issues. All of these factors could adversely impact the financial condition and results of operations of the industrial real estate portfolio companies and the Fund’s investment in them.

Risks Related to the Fund’s Investments—Recreational Vehicle Parks

Adverse Economic Conditions.

Several factors may adversely affect the economic performance and value of the Fund’s investment in recreational vehicle park portfolio companies and their expected cash flows. These factors include:

●	changes in the national, regional and/or local economic climate;

●	the attractiveness of the properties to customers, competition from other manufactured home communities and lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single-family homes);

●	the ability of manufactured home and RV manufacturers to adapt to changes in the economic climate and the availability of units from these manufacturers;

●	the ability of potential customers to sell or lease their existing site-built residences in order to purchase homes or cottages at the properties, and heightened price sensitivity for seasonal and second homebuyers;

●	the possible reduced ability of the properties’ potential customers to obtain financing on the purchase of homes, cottages or RVs;

●	the ability of potential customers to obtain affordable chattel financing from manufactured home lenders;

●	the portfolio company’s ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

●	unfavorable weather conditions, especially on holiday weekends in the spring and summer months, could reduce the economic performance at the properties;

●	change in climate and the occurrence of natural disasters or catastrophic events;

●	changes in U.S. social, political, economic conditions, laws, governmental regulations (including rent control laws and regulations governing usage, zoning and taxes and chattel financing), and policies governing health care systems and drug prices, tax laws, foreign trade, manufacturing, and development and investment;

●	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy; and

●	the properties’ ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.

Seasonality and Cyclicality

Some of the properties owned by recreational vehicle park portfolio companies will be RV communities that will be used primarily by vacationers and campers. These properties experience seasonal demand, which generally increases in the spring and summer months and decreases in the fall and winter months. As such, results for a certain quarter may not be indicative of the results of future quarters. In addition, because the RV communities are primarily used by vacationers and campers, economic cyclicality resulting in a downturn that affects discretionary spending and disposable income for leisure-time activities, as well as unfavorable weather conditions during the spring and summer months, could adversely affect the recreational vehicle park portfolio company’s cash flows and ultimately the Fund’s investment in them.

Market and Economic Conditions and Resale

The sale price of a property owned by a recreational vehicle park portfolio company is likely to be dependent upon the condition of the economy in the area where each such property is located. The Investment Adviser expects these portfolio companies will hold the properties for various lengths of time over a ten year period. There is a risk that at the time of the projected sale, the marketplace may be different than projected, which may require that a property be held longer than anticipated, or sold at a loss. Despite the Investment Adviser’s projections, a Shareholder should be prepared to leave their investment with the Fund for an extended period of time.

Occupancy or Market Rental Rates

Properties owned by the recreational vehicle park portfolio company will compete with other housing alternatives to attract residents, including other mobile home parks, apartments, condominiums and single-family homes that are available for rent, as well as other mobile homes, new and existing condominiums, and single-family homes for sale. Competitive residential housing in a particular area could adversely affect an owner’s ability to sell its mobile homes, rent its mobile home lots as necessary to maintain occupancy, and/or to increase or maintain lot rental rates. Improvements to properties planned by a recreational vehicle park portfolio company will be designed to make them more attractive to new and existing occupants, in hopes of creating a competitive advantage as compared to other housing alternatives in the marketplace.

Vacancies and Tenant Defaults

Each recreational vehicle park portfolio company depends on lot rental income and mobile home sales to pay both the operating expenses for its properties and their company expenses. Vacant lots and/or purchase payment defaults by tenants and/or buyers of mobile homes sold by a recreational vehicle park portfolio company could reduce the amount of cash for distribution that might otherwise be available for payment of its expenses and mortgage payments and/or distributions by the recreational vehicle park portfolio company, if the properties were fully occupied and/or all occupants were making timely lot rent or purchase payments. Significant recreational vehicle park portfolio company expenditures such as debt service payments, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from properties owned by the recreational vehicle park portfolio company.

A vacancy or default of a tenant on its lot rent or mobile home purchase payments will cause the recreational vehicle park portfolio company to lose the revenue from that unit and if enough effective vacancies occur, it could cause the recreational vehicle park portfolio company to have to find an alternative source of revenue to meet its mortgage payments and other operating expenses for a particular property. In the event of a tenant default, the recreational vehicle park portfolio company may experience delays in enforcing its rights as landlord and may incur substantial costs in evicting the tenant, removing its mobile home, and re-renting the affected lot. In the case of a default on a seller-financed mobile home, the recreational vehicle park portfolio company could experience delays in enforcing its rights against a defaulting purchaser.

The recreational vehicle park portfolio company will attempt to mitigate its effective vacancies by employing an aggressive marketing campaign and/or lease incentive programs. It will attempt to minimize tenant defaults by aggressively screening new tenants and potential mobile home buyers. The methods for screening new tenants and potential mobile home buyers will be determined on a case by case basis. The recreational vehicle park portfolio company will attempt to minimize such losses by employing competent property managers and legal counsel to quickly remove each defaulting tenant/buyer to the extent allowed by law.

Reliance on Local Property Managers and Contractors

The recreational vehicle park portfolio company generally has no independent ability or resources to manage or renovate each property it acquires. The recreational vehicle park portfolio company will therefore engage and rely on local property managers or contractors to manage each property and make renovations. The Investment Adviser will assist its recreational vehicle park portfolio companies to attempt to screen potential property managers and/or local contractors in much the same manner as screening new tenants and buyers, by carefully reviewing past experience, qualifications, and references and ensuring that contracts with such persons have appropriate termination clauses in the event of default.

Construction or Development of Associated Property

The Investment Adviser expects that a recreational vehicle park portfolio company will intend to acquire and renovate mobile home parks, individual mobile homes, and various amenities of the properties it acquires. Additionally, some mobile home properties may have additional property or buildings which the recreational vehicle park portfolio company will need to manage, such as vacant land that can be developed as additional mobile home spaces, mini- storage, warehouses, etc. These activities may be exposed to the following risks:

●	The recreational vehicle park portfolio company may be unable to obtain, or experience delays in obtaining necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities.

●	The recreational vehicle park portfolio company may incur costs that exceed original construction estimates due to increased material, labor or other costs.

●	Occupancy rates and rents at the properties may fail to meet the recreational vehicle park portfolio company’s expectations for a number of reasons, including changes in the market and economic conditions beyond the owner’s control and the development by competitors of competing communities.

●	The recreational vehicle park portfolio company may be unable to complete construction and lease up of its properties on its projected schedule, resulting in increased construction and financing costs and a decrease in anticipated revenues.

●	The recreational vehicle park portfolio company may incur liabilities to third-parties during the development process, for example, in connection with managing existing improvements on its sites or in connection with providing services to third-parties, such as the construction of shared infrastructure or other improvements.

●	The recreational vehicle park portfolio company may incur liability if its properties are not constructed and operated in compliance with accessibility provisions of the Americans with Disabilities Act, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants, and a requirement that the recreational vehicle park portfolio company undertake structural modifications to remedy the noncompliance.

Risks Related to the Fund’s Investments—Multifamily Residences

General Risks of Real Estate Investing

Factors which could affect the multifamily residence portfolio company’s ownership of income-producing property might include, but are not limited to any or all of the following; changing environmental regulations, adverse use of adjacent or neighboring real estate, changes in the demand for or supply of competing property, local economic factors which could result in the reduction of the fair market value of a property, uninsured losses, significant unforeseen changes in general or local economic conditions, inability of a multifamily residence portfolio company to obtain any required permits or entitlements for a reasonable cost or on reasonable conditions or within a reasonable time frame or at all, inability of a multifamily residence portfolio company to obtain the services of appropriate consultants at the proposed cost, changes in legal requirements for any needed permits or entitlements, problems caused by the presence of environmental hazards on a property, changes in Federal or state regulations applicable to real property, failure of a lender to approve a loan on terms and conditions acceptable to a multifamily residence portfolio company, lack of adequate availability of liability insurance or all-risk or other types of required insurance at a commercially-reasonable price, shortages or reductions in available energy, acts of God or other calamities. Furthermore, there could be a loss of liquidity in the capital markets such that refinancing or sale of a property may be hindered.

A multifamily residence portfolio company’s investment in the properties will be additionally subject to the risks and other factors generally incident to the ownership of real property, including such things as the effects of inflation or deflation, inability to control future operating costs, inability to attract tenants, vandalism, rent strikes, collection difficulties, uncertainty of cash flow, the availability and costs of borrowed funds, the general level of real estate values, competition from other properties, residential and commercial patterns and uses, general economic conditions (national, regional, and local), the general suitability of a property to its market area, governmental rules and fiscal policies, acts of God, and other factors beyond the control of a multifamily residence portfolio company.

Uninsured and Underinsured Losses; Availability and Cost of Insurance

The properties owned by a multifamily residence portfolio company will be located throughout the United States. Depending on the location of a specific property, that geographic area may be at risk for damage to property due to certain weather-related and environmental events, including earthquakes, wildfires, severe thunderstorms, hurricanes and flooding. To the extent possible, the owner will attempt to acquire insurance against fire or environmental hazards. However, such insurance may not be available in all areas, nor are all hazards insurable as some may be deemed acts of God or be subject to other policy exclusions.

All decisions relating to the type, quality and amount of insurance to be placed on each property are made exclusively by the multifamily residence portfolio company. Certain types of losses, generally of a catastrophic nature (such as hurricanes, earthquakes and floods) may be uninsurable, not fully insured or not economically insurable. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full prevailing market value or prevailing replacement cost of each property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace a property after the property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore that property.

Recently, the cost of certain types of extraordinary insurance coverage for such things as hurricanes, floods and earthquake has risen substantially. These types of losses are not generally covered in a standard hazard and liability insurance policy. In certain locations, this type of insurance may be unavailable or cost-prohibitive. The multifamily residence portfolio company may proceed without insurance coverage for certain extraordinary risks if it cannot secure an appropriate policy or if the multifamily residence portfolio company believes that the cost of the policy is too high with respect to the risks to be insured.

Furthermore, an insurance company may deny coverage for certain claims, and/or determine that the value of the claim is less than the cost to restore a property, and a lawsuit could have to be initiated to force them to provide coverage, resulting in further Losses in income to the multifamily residence portfolio company and ultimately the Fund. Additionally, a property may now contain or come to contain mold, which may not be covered by insurance and has been linked to health issues.

Liability for Environmental Issues

Under various federal, state and local environmental and public health laws, regulations and ordinances, a multifamily residence portfolio company may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases (including in some cases natural substances such as methane or radon gas) and may be held liable under these laws or common law to a governmental entity or to third-parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the real or suspected presence of these substances in soil or groundwater beneath a property. These damages and costs may be substantial and may exceed insurance coverage a multifamily residence portfolio company has for such events.

Structures on a property may have contained hazardous or toxic substances, or have released pollutants into the environment; or may have known or suspected asbestos-containing building materials, lead based paint, mold, or insect infestations (such as roaches or bed bugs), that a multifamily residence portfolio company may be required to mitigate.

The multifamily residence portfolio company will attempt to limit exposure to such conditions by conducting due diligence on a property, however, all or some of these conditions may not be discovered or occur until after that property has been acquired by a multifamily residence portfolio company.

Federal, State and Local Regulations May Change

There is a risk of a change in the current federal, state and local regulations as it may relate to the operations of a property in the area of fuel or energy requirements or regulations, construction and building code regulations, approved property use, zoning and environmental regulations, or property taxes, among other regulations.

Rehabilitation Projects

A multifamily residence portfolio company intends on purchasing properties and may rehab them. The multifamily residence portfolio company will likely hire contractors based on bids received for the cost of the rehab. The multifamily residence portfolio company may hire a contractor that underestimates the material and labor costs, the property could suffer from cost overruns which could adversely affect investments by Shareholders.

Cost Overruns

The multifamily residence portfolio company and ultimately the Fund will not realize a profit until individual properties are either cash flow positive or sold. Therefore, if there are cost overruns or multiple unforeseen change orders, the Fund may not realize a return on investment which could adversely affect Shareholders’ investments.

Low Employment

If there is a fluctuation in employment rates the demand for properties such as those to be sold may not be as high as previously expected or hoped. This could adversely affect the Shareholder’s investments.

Effective Deployment of Capital

There is no guarantee that a multifamily residence portfolio company will be able to identify enough properties, which meet its investment criteria to keep members’ capital fully deployed. In that case, returns for all Shareholders could be negatively affected.

Title Insurance May Not Cover All Title Defects

The multifamily residence portfolio company will acquire title insurance on each property, but it is possible that uninsured title defects could arise in the future, which the multifamily residence portfolio company may have to defend or otherwise resolve, the cost of which may impact the profitability of each property and/or ultimately, the Fund as a whole.

Compliance with Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that a property is not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If substantial modifications are made to comply with the ADA, the Fund’s investment in the multifamily residence portfolio company and ultimately the Fund’s ability to make distributions to its Shareholders may be impaired.

Competition for Acquisitions

The Fund expects that other real estate investors with significant capital will compete with it for attractive properties owned by multifamily residence portfolio companies. Such competition increases prices for properties and can also result in increased fixed costs, such as real estate taxes. To the extent multifamily residence portfolio companies are unable to effectively compete, their businesses may be adversely affected. Further, the Fund expects multifamily residence portfolio companies to acquire properties with cash from sources including but not limited to secured or unsecured financings, proceeds from offerings of equity or debt, undistributed funds from operations and sales of investments. The multifamily residence portfolio companies may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms, or at all, and increased competition can cause difficulties obtaining new financing or securing favorable financing terms.

Poor Performance of New Acquisitions

The Investment Adviser expects that multifamily residence portfolio companies will continue to acquire properties. However, newly acquired properties by multifamily residence portfolio companies may fail to perform as expected and could pose risks for the Fund’s ongoing operations including the following:

●	integration may prove costly or time-consuming and may divert management's attention from the management of daily operations;

●	difficulties or an inability to access capital or increases in financing costs;

●	the multifamily residence portfolio companies may incur costs and expenses associated with any undisclosed or potential liabilities;

●	unforeseen difficulties may arise in integrating an acquisition into the multifamily residence portfolio companies’ portfolio; and

●	the multifamily residence portfolio companies may acquire properties in new markets where it faces risks associated with lack of market knowledge such as understanding of the local economy, the local governmental and/or local permit procedures.

Risks of Development or Expansion Projects

Multifamily residence portfolio companies may periodically consider development and expansion properties, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays resulting in increased construction costs and lower than expected revenues. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.

Federal Income Tax Risks

An investment in Shares involves complex U.S. federal, state and local and non-U.S. income tax considerations that will differ for each investor depending on the investor’s particular circumstances. Certain U.S. federal income tax considerations applicable to an investment in the Shares are summarized under the section entitled “Certain U.S. Federal Income Tax Considerations” in this Registration Statement. Each prospective Shareholder should carefully review the tax matters discussed therein and should consult with its tax advisor regarding the U.S. federal, state, local and non-U.S. income and other tax consequences applicable to an investment in the Shares.

Partnership Taxation

The Investment Adviser intends that the Fund be treated as a partnership for U.S. federal income tax purposes and not as an “association” or “publicly traded partnership” taxable as a corporation. If the Fund were treated as an “association” or “publicly traded partnership” taxable as a corporation, the Fund would be subject to U.S. federal corporate income tax (and applicable state and local taxes) on its taxable income, and the income and expenses of the Fund would not be reportable by the Shareholders. Distributions from the Fund would be taxable to Shareholders as dividends to the extent of the earnings and profits of the Fund.

Under Section 7704 of the Code, a “publicly traded partnership” is generally treated and taxed as a corporation for U.S. federal income tax purposes. A partnership is a publicly traded partnership if (i) interests in the partnership are traded on an established securities market or (ii) interests in the partnership are readily tradable on a secondary market or the substantial equivalent thereof. Applicable Treasury regulations create certain safe harbor standards which, if satisfied, generally preclude classification as a publicly traded partnership. It is not clear that the Fund will be able to satisfy one or more safe harbors. Failure to satisfy a safe harbor provision will not cause the Fund to be treated as a publicly traded partnership if, taking into account all facts and circumstances, the Shareholders are not readily able to buy, sell or exchange their interests in a manner that is comparable, economically, to trading on an established securities market.

To the extent the Fund is treated as a partnership for U.S. federal income tax purposes, Shareholders will be required to report their share of the Fund’s income, gains, expenses, losses and credits on their U.S. federal and state income tax returns, without regard to the amount of distributions received from the Fund. In addition, the Fund’s items of income may include amounts accrued by the Fund before corresponding payments are made to the Fund, and various items of Fund expense may be nondeductible by certain (generally non-corporate) Shareholders. As a result, a Shareholder’s tax liability attributable to the Fund for any year may exceed the amount of cash distributed to that Shareholder for that year, so that Shareholders may have to fund tax liabilities attributable to the Fund from other sources.

Finally, it may not always be possible for the Fund to provide timely tax information to Shareholders, so that Shareholders may have to file for extensions of time to file their tax returns.

Fund Audits

In IRS audits of the Fund, the tax treatment of Fund-related items is determined at the Fund level rather than at the Shareholder level. The Investment Adviser will designate itself or another person as the Fund’s “partnership representative” with the authority to determine the Fund’s response to an audit and to make all related decisions and elections. Under the generally applicable rules, the Fund, rather than the Shareholders, generally will be required to pay any imputed underpayments, including interest and penalties, resulting from an adjustment to the Fund’s items of income, gain, loss, deduction or credit, or an adjustment to the allocation of such items among the Shareholders. Such imputed underpayments will be based on the highest individual or corporate income tax rate in effect for the year being audited, unless the Fund is able to establish that the underpayment is allocable to a tax-exempt partner or would have otherwise been taxed at a lower rate. In such cases, a Shareholder could bear tax liabilities attributable to adjustments to a year in which it was not a Shareholder or in which its interest in the Fund were smaller. The Fund will treat any imputed underpayments as a deemed distribution to the Shareholder to which such imputed underpayment is allocable and may require former Shareholders and their successors to indemnify the Fund and its Shareholders against imputed underpayments allocable to them. As an alternative to paying the imputed underpayment, the Fund may elect to cause each person who was a Shareholder in the Fund taxable year under audit to take into account its share of any adjustment; however, in that case, the Shareholders would be subject to a higher rate of interest with respect to any underpayment than would have applied if the Fund were subject to the underpayment. Any actions taken by the Fund’s partnership representative would be binding on the Fund and the Shareholders. The IRS will not be required to provide notice of any audit or proceeding to any other Shareholders. There can be no assurance that the Fund’s or a Shareholder’s tax return will not be audited by the IRS or that no adjustments to such returns will be made as a result of such an audit. Potential investors are encouraged to consult with their tax advisors regarding the possible implications of the partnership audit rules on an investment in the Fund.

Unrelated Business Taxable Income

An organization that is otherwise exempt from U.S. federal income tax, such as a qualified retirement plan or an individual retirement account, generally is nonetheless subject to taxation with respect to its unrelated business taxable income, or UBTI. Except as noted below with respect to certain categories of exempt income, UBTI generally includes income or gain derived (either directly or through a partnership (such as the Fund)) from a trade or business, the conduct of which is substantially unrelated to the exercise or performance of the organization’s exempt purpose or function. UBTI generally does not include passive investment income, such as dividends, interest and capital gains, whether realized by the organization directly or indirectly through a partnership (such as the Fund) in which it is a partner. However, if a tax-exempt entity’s acquisition of its Units is debt financed or the partnership incurs “acquisition indebtedness,” all or a portion of the income or gain attributable to the “debt financed property” would also be included in UBTI, regardless of whether such income would otherwise be excluded as dividends, interest or capital gains. The Fund may generate substantial amounts of UBTI.

Effectively Connected Income

Potential non-U.S. investors should be aware that an investment in the Fund will give rise to income that is effectively connected with a U.S. trade or business, subjecting non-U.S. investors to U.S. federal income tax liabilities and reporting obligations. Prospective non-U.S. investors should consult their tax advisors regarding the U.S. federal, state, local and non-U.S. income and other tax consequences of investing in the Shares.

Possible Legislative or Other Developments

All statements contained in this Registration Statement concerning the U.S. federal income tax consequences of an investment in the Fund are based upon existing law and the interpretations thereof. No assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Fund and the Shareholders. Many of the changes in the tax legislation commonly referred to as the Tax Cuts and Jobs Act applicable to non-corporate taxpayers were temporary and will no longer apply in taxable years beginning after December 31, 2025 unless legislatively extended. Investors are urged to consult with their own tax advisors with respect to an investment in the Fund and the impact of any possible changes to U.S. federal income tax laws on such investment. Non-U.S. tax laws are also subject to frequent change and can be subject to differing interpretations. Changes to, or differing interpretation of, taxation laws in any of the countries in which the Fund’s assets are located could result in some or all of the Fund’s revenues or receipts being subject to income tax at rates and in circumstances not anticipated at the time the particular investment giving rise to such revenues or receipts was made. No assurance can be given that new taxation rules will not be enacted or that existing rules will not be applied in a manner which could result in the Fund’s profits being subject to income tax, or increased income tax, which could have a material adverse effect on the Fund.

Risks Relating to the Fund’s Operations

Potential Difficulty Sourcing Investment Opportunities

The Fund has not identified the potential investments for its portfolio that the Fund will acquire following this offering. The Fund cannot assure you that it will be able to locate a sufficient number of suitable investment opportunities to allow it to deploy the proceeds of subscriptions successfully. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing the Shares. Additionally, the Investment Adviser will select the Fund’s investments subsequent to the closing of this offering, and the Shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in the Shares. To the extent the Fund is unable to deploy the proceeds of subscriptions, the Fund’s investment income and, in turn, the Fund’s results of operations, will likely be materially adversely affected.

Until such time as the Fund invests the proceeds of subscriptions to invest in portfolio companies, the Fund will invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. The Fund expects these temporary investments to earn yields substantially lower than the income that the Fund expects to receive in the Targeted Assets.

Risks Regarding Distributions

The Fund intends to make distributions on a monthly basis to the Shareholders out of assets legally available for distribution. The Fund cannot assure you that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. The Fund’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Registration Statement. Due to the asset coverage test applicable to the Fund under the 1940 Act as a BDC, the Fund may be limited in its ability to make distributions.

Furthermore, the tax treatment and characterization of the Fund’s distributions may vary significantly from time to time due to the nature of the Fund’s investments. The ultimate tax characterization of the Fund’s distributions made during a taxable year may not finally be determined until after the end of that taxable year.

Limited Liquidity of an Investment in Shares

The Fund’s Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of the Fund’s shares on a national securities exchange. There can be no guarantee that the Fund will conduct a public offering and list its Shares on a national securities exchange. Investment in the Fund is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Fund.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

The Company does not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 14805 Forest Road Suite 203, Forest, VA 24551. Our headquarters are provided to us by the Adviser. We believe that our office facilities are suitable and adequate for our business as we conduct it.

Item 3. Legal Proceedings

As of March 31, 2023, there were no material legal proceedings against the Company or any of its officers or directors.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are offered and sold under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering is made. There is no public market for the Shares currently, nor can the Fund give any assurance that one will develop.

Holders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the holders of the Shares.

Distribution Policy

The Fund generally intends to make monthly distributions to its Shareholders out of assets legally available for distribution. The Fund expects targeted annual distributions of 5-8% of net assets. The Fund’s monthly distributions, if any, will be determined by its Board. However, there is no certainty that distributions will occur.

Because the Fund does not intend to elect to be taxed as a regulated investment company (“RIC”) under the Code, it is under no obligation to make any distributions to Shareholders. See “Risk Factors.”

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis

The following discussion and analysis set forth below contains forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations, and cash flows. The information contained in this section should be read in conjunction with the financial statements and footnotes appearing elsewhere in this Annual Report.

Overview

The Fund is a closed-end management investment company that has elected its fiscal year end to be March 31 and to be regulated as a BDC under the Investment Company Act of 1940. The Fund invests in a variety of commercial real estate asset classes, including, but not limited to, manufactured housing communities, self-storage facilities, RV parks, multifamily, and small-bay industrial properties through investments in limited liability companies (“LLCs”) or limited partnerships (“LPs”). The operators within these asset classes primarily focus on value-add opportunities to increase net operating income, which is then passed on to the investors through free cash flow from operations. In addition, the Fund has elected to be treated as a partnership under the Internal Revenue Code, commencing with our taxable year ending December 31, 2022. The investment adviser for the Fund is Wellings Capital Management, LLC (“the Adviser”).

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. For the period from April 1, 2022, through June 30, 2022, the Fund's Adviser managed the Fund's registration and organizational readiness processes and incurred organizational and offering costs, respectively, on behalf of the Fund. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund will continue to reimburse the Adviser during the next few operational quarters until the full reimbursement amount is paid.

Business proceedings and operations officially commenced on July 1, 2022. For the period from July 1, 2022, through March 31, 2023, the Fund raised approximately $28.1 million.

During the year ended March 31, 2023, the Fund generated income totaling $330,894 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs.

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

Investment Income

As of March 31, 2023, the Fund's portfolio consisted of 13 investments in the equity of vehicles that invest in various types of real estate, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the year ended March 31, 2023, the Fund generated income totaling $330,894. As the Fund’s investments have begun to mature, management is seeing normal cash flow from operations delivered to the Fund from the underlying operators.

The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund's primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Adviser, legal and professional fees, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and the Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the year ended March 31, 2023, the Fund acquired 13 investments approximating $24.5 million. During the year ended March 31, 2023, the Fund obtained capital contributions of approximately $28.3 million, which was used to purchase investments and increase the Fund's liquidity.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

As business operations commenced on July 1, 2022, the Fund's performance should be considered in the context of its early stage of development.

Our operating results for year ended March 31, 2023, are as follows:

For the Year Ended March 31, 2023
Total investment income	$330,894
Net expenses, including fees	835,269
Net investment loss	(504,375)
Net change in unrealized appreciation (depreciation) on investments	226,850
Net decrease in net assets resulting from operations	$(277,525)

Investment Income

The Fund’s investment income primarily relates to income that was generated from the underlying portfolio investments of the Fund. For the year ended March 31, 2023, the Fund recognized investment income of $330,894.

Unrealized Appreciation (Depreciation)

The Fund’s unrealized appreciation (depreciation) primarily stems from an increase in valuation to five investments in the Fund netted against a markdown of one investment in the Fund. The investments marked up were Great Escapes RV Fund IV LP, Post Bellaire Partners, LLC, Post Providence Partners, LLC, Post Sandstone Partners, LLC, and Parkview Financial Fund 2015 LP. The investment marked down was TC-BKM US Industrial Fund I. For the year ended March 31, 2023, the Fund recorded unrealized appreciation of $226,850.

Expenses

The composition of our operating expenses for the year ended March 31, 2023, are as follows:

For the Year Ended March 31, 2023
Professional fees	$286,453
Directors and officers expense	112,892
Management Fee	112,166
Offering costs	109,820
Marketing and distribution expense	94,500
Incentive fee expense	45,370
Accounting and administration fees	38,000
Insurance expense	30,845
Custody and transfer agent expense	10,830
Organizational expenses	7,275
Other expenses	29,212
Recoupment by Adviser of previously reimbursed expenses	75,000
Reimbursement from Adviser	(117,094)
$835,269

Professional fees

The Fund’s professional fees primarily relate to auditing, accounting, legal, and valuation services. For the year ended March 31, 2023, the Fund incurred professional expenses related to these services of $286,453.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the year ended March 31, 2023, the Fund incurred directors and officers expenses of $112,892.

Offering costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the year ended March 31, 2023, the Fund expensed offering costs totaling $109,820.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the year ended March 31, 2023, the Fund incurred accounting and administrative expenses of $38,000.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the year ended March 31, 2023, the Fund had insurance expenses of $30,845.

Custody and Transfer Agent Fees

The custody and transfer agent fees represent fees for services provided by a third-party organization. For the year ended March 31, 2023, the Fund had custody and transfer agent fees of $10,830.

Organizational fees

Organizational fees represent costs that were incurred to form the Fund. For the year ended March 31, 2023, the Fund had organizational fees of $7,275 compared to $88,750 for the year ended March 31, 2022. The significant difference is tied to organizational costs related to the establishment of the Fund as a BDC along with the legal documents and filings for the entity.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the year ended March 31, 2023, the Fund had other expenses of $29,212.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses primarily include expenses paid by the Adviser that have been reimbursed from the Fund to the Adviser. The recoupment exists to reimburse the Adviser of all expenses paid prior to the Fund reaching the $20.0 million threshold, as disclosed in the Fund’s Form 10. For the year ended March 31, 2023, the Fund had Recoupment by Adviser of previously reimbursed expenses of $75,000.

Reimbursement from Adviser

Reimbursement from Adviser primary consists of Fund-level expenses that were paid by the Adviser prior to the Fund hitting $20.0 million in subscriptions. These expenses are now due to the Adviser since the Fund has crossed the $20.0 million subscription threshold. For the year ended March 31, 2023, the Fund received Reimbursement from Adviser in the amount of $117,094.

As disclosed in the Fund’s financial statements, the fiscal year end is March 31. However, operations did not officially commence until July 1, 2022.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2023, the Fund had cash of $3.4 million available for investing and general corporate purposes. We believe we have adequate capital resources to meet our liquidity needs.

For the year ended March 31, 2023, the Fund reported cash used in operating activities of $24.7 million mainly generated by the Fund’s investment activities. For the year ended March 31, 2023, the Fund reported cash provided by financing activities of $27.9 million which was mainly as a result of proceeds from shares issued of $28.1 million.

During the year ended March 31, 2023, the Fund closed offerings and raised capital contributions of approximately $28.1 million which was available for the Adviser to invest in qualified investments. Of that amount, the Fund invested $24.5 million since its inception, with the remaining amount being used to pay corporate expenses. The Fund intends to continue to invest available capital in accordance with the aforementioned investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to March 31, 2023, the Fund has received capital contributions totaling $28.3 million, and the Adviser anticipates this number to continue growing for the foreseeable future.

Beginning in January 2023, the Fund started distributing to investors at a 4.0% annualized rate on a monthly basis. For the year ended March 31, 2023, the cash distributions amounted to $248,748 ($179,287 net of reinvestments). These distributions are at the sole discretion of the Adviser.

Subsequent Events

Fund investors contributed aggregate capital effective April 1, 2023, May 1, 2023, and June 1, 2023, in the amounts of $1,499,000, $6,222,512, and $3,181,477, respectively.

The Fund made monthly distributions on April 24, 2023 and May 22, 2023 in the amounts of $99,460 and $120,327, respectively, based on an annualized rate of approximately 4% of its net assets. The April 24, 2023 and May 22, 2023 distributions resulted in $61,863, and $76,303, respectively, being paid to investors in cash and $37,597 and $44,024, respectively, being reinvested into the Fund.

Contractual Obligations

As of March 31, 2023, we do not have any contractual obligation on our statements of assets and liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The valuation policies approved by the Board provide that, where deemed appropriate by the Adviser and consistent with the 1940 Act, investments may be valued at cost. Cost would be used only when cost is determined to best approximate the fair value of the particular investment under consideration. For example, cost may not be appropriate when the Fund is aware of sales of similar securities to third parties at different prices or in other circumstances where cost may not approximate fair value (which could include situations where there are no sales to third parties). In such a situation, the Fund’s investment will be revalued in a manner that the Adviser Valuation Committee, in accordance with the valuation procedures, determines in good faith best reflects fair value. Valuation methodologies which may be utilized include the public market methodology, private market methodology, analytical methodology (e.g., discounted cash flow analysis), using Net Asset Value (“NAV”) as a practical expedient, and/or cost methodology.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Part II

Item 8.  Financial Statements and Supplementary Data

WELLINGS REAL ESTATE INCOME FUND

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Wellings Real Estate Income Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Wellings Real Estate Income Fund (the Fund) as of March 31, 2023 and 2022, including the schedule of investments, as of March 31, 2023, the related statements of operations, changes in net assets and cash flows for the year ended March 31, 2023 and period from March 30, 2022 (Organization of Fund) to March 31, 2022, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2023 and 2022, and the results of its operations, changes in net assets and cash flows for the year ended March 31, 2023 and period from March 30, 2022 (Organization of Fund) to March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of March 31, 2023, by correspondence with the underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Fund's auditor since 2022.

Chicago, Illinois

June 29, 2023

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023	March 31, 2022
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $9,500,000 and $0, respectively)	$9,574,000	$-
Non-Control/Affiliate Investments, at fair value (cost $9,450,000 and $0, respectively)	9,602,850	-
Control Investments, at fair value (cost $5,500,000 and $0, respectively)	5,500,000	-
Total Investments, at fair value (cost $24,450,000 and $0, respectively)	24,676,850	-
Cash and cash equivalents	3,371,294	200,000
Receivable from Adviser for reimbursement of organizational expense and offering costs	130,844	88,750
Deferred offering costs	36,606	75,007
TOTAL ASSETS	28,215,594	363,757

LIABILITIES
Payable to Adviser	223,476	163,757
Incentive fee payable	45,370	-
Professional fees payable	110,441	-
Directors and officers expense payable	5,000	-
Other payables	18,550	-
TOTAL LIABILITIES	402,837	163,757

TOTAL NET ASSETS	$27,812,757	$200,000

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$28,090,282	$200,000
Accumulated distributable loss	(277,525)	-

TOTAL NET ASSETS	$27,812,757	$200,000

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	28,339	200

NET ASSET VALUE PER SHARE	$981.43	$1,000.00

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2023

Portfolio Company/ Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	10.95
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.98
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	2.10
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.72
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	3.29
Riparian Baltimore SFR Investors I LLC (3)
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	4,000,000	4,000,000	14.38
Common Equity, Membership Interests	Single Family	United States	3/21/2023	-	-	-
Total Non-Control/Non-Affiliate Investments				9,500,000	9,574,000	34.42

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	14.96
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	640,000	2.30
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	750,000	2.70
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	760,000	2.73
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	2.64
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	9.19
Total Non-Control/Affiliate Investments				9,450,000	9,602,850	34.52

Control/Affiliate Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	5,500,000	5,500,000	19.78
Total Control/Affiliate Investments				5,500,000	5,500,000	19.78

Total Investments				$24,450,000	24,676,850	88.72
Other Assets Less Liabilities					3,135,907	11.28
Net Assets					$27,812,757	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.
(3)	Investment is restricted as to resale. As of March 31, 2023, the total cost and fair value of investments subject to restrictions on sales was $24,450,000 and $24,676,850, respectively, representing 88.72% of the Fund's net assets.
(4)	Income producing.

(5)	Included in the above, as of March 31, 2023, Crystal View Capital Fund IV, L.P. held three real estate assets comprised of Federal Storage, Mountain Vista Storage and Speedway Storage. The Fund's proportionate share of the acquisition amounts including allocations made to goodwill of Federal Storage, Mountain Vista Storage and Speedway Storage was approximately $719,000, $2,228,900 and $2,300,800, respectively.

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

		Period From March 30, 2022
	Year Ended	(Organization of Fund) to
	March 31, 2023	March 31, 2022
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$50,000	$-
Dividend income	37,890
Non-Control/Affiliate Investments:
Fee income	35,000	-
Dividend income	75,178	-
Control/Affiliate Investments:
Fee income	97,500
Other income	35,326	-

TOTAL INCOME	330,894	-

EXPENSES
Professional fees	286,453	-
Directors and officers expense	112,892	-
Management Fee	112,166	-
Offering costs	109,820	-
Marketing and distribution expense	94,500	-
Incentive fee expense	45,370	-
Accounting and administration fees	38,000	-
Insurance expense	30,845	-
Custody and transfer agent expense	10,830	-
Organizational expense	7,275	88,750
Other expenses	29,212	-

TOTAL EXPENSES	877,363	88,750

Recoupment by Adviser of previously reimbursed expenses	75,000	-
Reimbursement from Adviser	(117,094)	(88,750)

NET EXPENSES	835,269	-

NET INVESTMENT LOSS	$(504,375)	$-

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON:
Non-Control/Non-Affiliate Investments	74,000
Non-Control/Affiliate Investments	152,850	-

TOTAL NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)	226,850	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(277,525)	$-

Weighted average common Shares outstanding	12,588	200

Net investment income (loss) per common Share (basic and diluted) (1)	$(40.07)	$-

Earnings (loss) per common Share (basic and diluted) (1)	$(22.05)	$-

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

		Period From March 30, 2022
	Year Ended	(Organization of Fund) to
	March 31, 2023	March 31, 2022
DECREASE IN NET ASSETS FROM OPERATIONS:
Net investment loss	$(504,375)	$-
Net change in unrealized appreciation	226,850	-

NET DECREASE IN NET ASSETS FROM OPERATIONS	(277,525)	-

DISTRIBUTIONS TO SHAREHOLDERS	(248,748)	-

CAPITAL TRANSACTIONS:
Proceeds from Shares sold	28,069,569	200,000
Reinvestment of distributions	69,461	-

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	28,139,030	200,000

NET INCREASE IN NET ASSETS	27,612,757	200,000

NET ASSETS:
Beginning of year	200,000	-
End of year	$27,812,757	$200,000

CAPITAL SHARE TRANSACTIONS:
Shares sold	28,070	200
Reinvestment of distributions	69	-

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	28,139	200

SHARES:
Beginning of year	200	-
End of year	28,339	200

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

		Period From March 30, 2022
	Year Ended	(Organization of Fund) to
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Decrease in Net Assets from Operations	$(277,525)	$-
Adjustments to Reconcile Net Decrease in Net Assets from Operations to Net Cash Used in Operating Activities:		-
Purchase of investments	(24,450,000)	-
Net change in unrealized (appreciation) depreciation	(226,850)	-
Increase in offering costs	(71,419)	(75,007)
Amortization of deferred offering costs	109,820	-
Changes in Operating Assets and Liabilities:
(Increase)/decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	(42,094)	(88,750)
Increase/(decrease) in payable to Adviser	59,719	163,757
Increase/(decrease) in professional fees payable	110,441	-
Increase/(decrease) in incentive fee payable	45,370	-
Increase/(decrease) in directors and officers expense payable	5,000	-
Increase/(decrease) in other payables	18,550	-
Net Cash used in Operating Activities	(24,718,988)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	28,069,569	200,000
Cash distributions paid, net of reinvestments	(179,287)	-
Net Cash Provided by Financing Activities	27,890,282	200,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,171,294	200,000

CASH AND CASH EQUIVALENTS:
Beginning of Year	200,000	-
End of Year	$3,371,294	$200,000

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$69,461	$-

See accompanying Notes to Financial Statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

1. Organization

Welling’s Real Estate Income Fund (the “Fund”) is a newly formed Delaware statutory trust incorporated on March 3, 2022, and is structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of March 31, 2023, the Fund had made investments totaling $24,450,000 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund will continue to reimburse the Adviser during the next few operational quarters until the full reimbursement amount is paid.

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

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2023, the Fund holds cash in the amount of $45,000 and cash equivalents in the amount of $3,326,294. The cash equivalents consist of a Fidelity US Government Money Market Portfolio Fund with a 4.72% quoted seven-day annualized yield as of March 31, 2023. The Fund periodically evaluates the creditworthiness of institutions and has not experienced any losses on such deposits.

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

The valuation policies approved by the Board provide that, where deemed appropriate by the Adviser and consistent with the 1940 Act, investments may be valued at cost. Cost would be used only when cost is determined to best approximate the fair value of the particular investment under consideration. For example, cost may not be appropriate when the Fund is aware of sales of similar securities to third parties at different prices or in other circumstances where cost may not approximate fair value (which could include situations where there are no sales to third parties). In such a situation, the Fund’s investment will be revalued in a manner that the Adviser Valuation Committee, in accordance with the valuation procedures, determines in good faith best reflects fair value. Valuation methodologies which may be utilized include the public market methodology, private market methodology, analytical methodology (e.g., discounted cash flow analysis), cost methodology, or the use of the net asset value ("NAV") of the investment as a practical expedient to fair value (see below).

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of March 31, 2023. Investments valued NAV as practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Common Equity	$-	$-	$17,631,850	$3,045,000	$20,676,850
Preferred Equity	-	-	4,000,000	-	4,000,000
Total Investments	$-	$-	$21,631,850	$3,045,000	$24,676,850

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund (and their respective redemption-related attributes) as of March 31, 2023, are as follows:

Investment Category	Investment Strategy	Fair Value	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development.	$3,045,000	N/A	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.

* The information summarized in the table above represents the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Investment Type	Balance as of April 1, 2022	Purchases	Proceeds From Sales or Other Dispositions	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Balance as of March 31, 2023
Common Equity	$—	$17,450,000	$—	$—	$181,850	$17,631,850
Preferred Equity	—	4,000,000	—	—	—	4,000,000
Total	$—	$21,450,000	$—	$—	$181,850	$21,631,850

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of March 31, 2023:

Investment Type	Fair Value March 31, 2023	Valuation Methodologies	Unobservable Input	Input Range	Impact on Valuation from an Increase in Input
Common Equity	$17,631,850	Cost	Transaction Price	N/A	N/A

		Income Approach / Discounted Cash Flow	Cost of Equity	12.5% - 19.5%	Decrease
			Capitalization Range	7.0% - 8.0%	Decrease

			Investment Growth Expectations	4.0%	Increase

Preferred Equity	4,000,000	Cost	Transaction Price	N/A	N/A

Total	$21,631,850

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the year ended March 31, 2023) is shown below:

	Principal/	Principal/					Net Change
	Shares/Units	Shares/Units	Fair Value		Proceeds From		in Unrealized	Fair Value
	April 1,	March 31,	April 1,		Sales or Other	Net Realized	Appreciation	March 31,	Dividend	Fee
Portfolio Company	2022	2023	2022	Purchases	Dispositions	Gain (Loss)	(Depreciation)	2023	Income	Income
Non-Control/Affilaite Investments:
Newark-Forest MHPS LLC (1)	-	N/A (2)	$-	$640,000	$-	$-	$-	$640,000	$-	$-
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	-	4,000,000	-	-	160,950	4,160,950	-	-
LBX Deptford Investors LLC (1)	-	N/A (2)	-	750,000	-	-	-	750,000	5,005	-
LBX Mount Prospect Investors LLC (1)	-	N/A (2)	-	760,000	-	-	-	760,000	26,072	-
Post Sandstone Partners LLC (1)	-	N/A (2)	-	700,000	-	-	35,000	735,000	6,343	35,000
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	-	2,600,000	-	-	(43,100)	2,556,900	37,758	-
Total Non-Control/Affiliate Investments			-	9,450,000	-	-	152,850	9,602,850	75,178	35,000

Control/Affiliate Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	-	5,500,000	-	-	-	5,500,000	-	97,500
Total Control/Affiliate Investments			-	5,500,000	-	-	-	5,500,000	-	97,500

Total Non-Control/Affiliate and Control/Affiliate Investments			$-	$14,950,000	$-	$-	$152,850	$15,102,850	$75,178	$132,500

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.

(2)	Investment does not issue units or shares.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2023, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the year ended March 31, 2023, the Fund had no interest income and the total dividend income was $113,068.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the year ended March 31, 2023, the Fund’s fee income was $182,500.

3. Investment Management and Related Parties

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

For the year ended March 31, 2023, there was $45,370 of Incentive Fee accrued and $112,166 in Management Fee was earned as presented on the Statements of Operations.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of March 31, 2023, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of March 31, 2023, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of March 31, 2023, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of Shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January of 2023. As of March 31, 2023, the Fund’s offering costs and organizational expense since inception in the amounts of $146,246 and $21,025, respectively, are subject to reimbursement from the Adviser. As of and for the year ended March 31, 2023, the Adviser has recouped organizational expense in the amount of $75,000 and has not recouped any offering costs since inception.

6. Capital Stock

The Fund conducts private placements of its common shares of beneficial interest (the “Shares”), any of which may be a finite offering or a perpetual offering. The Fund offers the Shares in each such offering pursuant to a confidential private placement memoranda prepared by the Fund (each, a “Memorandum”). The offering of Shares pursuant to this Memorandum consists of private placements, in an aggregate amount of up to $50 million (the “Private Offering”) from suitable investors. The Adviser reserves the right in its sole discretion to accept additional purchases of Shares of up to $50 million (for a maximum initial Offering of $100 million).

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

7. Fund Distributions

The Fund generally intends to make monthly distributions to its shareholders out of assets legally available for distribution. The Fund’s monthly distributions, if any, will be determined by the Board. The Fund expects targeted annual distributions of approximately 5-8% of its net assets. The Fund has adopted a distribution reinvestment plan (the “DRIP”) whereby shareholders may have their distributions automatically reinvested in additional Shares from which such distributions were derived. Shareholders who wish to participate in the DRIP must opt-in and will not automatically be enrolled. The Fund reserves the right to amend, suspend or terminate the distribution reinvestment plan at any time.

The following table summarizes The Fund’s distributions during the year ended March 31, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
1/1/2023	1/25/2023	$3.3333	$75,941	$59,041	$16,900
2/1/2023	2/23/2023	3.3333	78,439	54,466	23,973
3/1/2023	3/21/2023	3.3333	94,368	65,780	28,588
Total		$9.9999	$248,748	$179,287	$69,461

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of March 31, 2023.

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

Fund investors contributed aggregate capital effective April 1, 2023, May 1, 2023, and June 1, 2023, in the amounts of $1,499,000, $6,222,512, and $3,181,477, respectively.

The Fund made monthly distributions on April 24, 2023, May 22, 2023, and June 22, 2023 in the amounts of $99,460, $120,327, and $131,079, respectively, based on an annualized rate of approximately 4% of its net assets. The April 24, 2023, May 22, 2023, and June 22, 2023 distributions resulted in $61,863, $76,303, and $81,924 respectively, being paid to investors in cash and $37,597, $44,024, and $49,155, respectively, being reinvested into the Fund.

11. Financial Highlights

Year Ended
March 31, 2023
Per Share Operating Performance (for a Share outstanding throughout the year):
Net Asset Value, Beginning of Year	$1,000.00
Net Investment Loss (1)	(78.13)
Net Change in Unrealized Appreciation (Depreciation) (1)	10.11
Net Decrease in Net Assets Resulting from Operations (1)	(68.02)
Distributions Declared (1)	(10.00)
Accretion of Share Issuances (at $1,000 per share) (1)	59.45
Net Asset Value, End of Year	$981.43
Total Return	(0.88)%
Supplemental Data:
Net Assets, End of Year	$27,812,757
Ratios to Average Net Assets:
Gross Expenses Before Reimbursement/Recoupment	7.66%
Net Expenses After Reimbursement/Recoupment	7.30%
Net Investment Loss	(4.41)%
Portfolio Turnover Rate	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

Item 9A. Controls and Procedures

NONE.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Company’s Adviser is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s Adviser, including our Chief Financial Officer and fund manager, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s internal controls and procedures are effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules for non-accelerated filers by the Securities and Exchange Commission permitting the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

NoNE.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Trustees and Executive Officers

The Fund’s business and affairs are managed under the direction of the Board. The Board consists of 3 members, 2 of whom are Independent Trustees. The Board appoints the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of the fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

The Board’s role in management of the Fund is one of oversight. Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Investment Adviser as part of its day-to-day management of the Fund’s investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically receiving or requesting the production of risk management reports or presentations. The Board’s risk oversight function is designed to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and appropriately addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Fund’s investments.

The Board has established an Audit Committee, and the Board may establish additional committees from time to time as necessary. The scope of each committee’s is discussed in greater details below.

The Board does not have a lead Independent Trustee. The Fund is aware of the potential conflicts that may arise when a non-Independent Trustee is Chairman of the Board, but believe these potential conflicts are mitigated by the Fund’s strong corporate governance practices. The Fund’s corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of Interested Trustees and management, the establishment of an Audit Committee, which is comprised solely of Independent Trustees, and the appointment of a Chief Compliance Officer, with whom the Independent Trustees meet without the presence of interested trustees and other members of management, for administering the Fund’s compliance policies and procedures.

Paul Moore, an Interested Trustee, serves as Chairman of the Board. The Board believes that it is in the best interests of the Fund’s investors for Mr. Moore to lead the Board because Mr. Moore’s relationship with the Investment Adviser provides an effective liaison between the Board and management, and encourages an open dialogue between management and the Board, ensuring that these groups act with a common purpose. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees and the committees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management, the Investment Adviser and the Board.

Each trustee will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification, or removal. Under the Declaration of Trust, the Fund is not required to hold annual meetings.

Trustees

The following information regarding the Board is as of March 31, 2023:

Name	Age	Position	Director Since	Principal Occupation During Past 5 Years
Interested Trustee
Paul T. Moore	59	Chairman of the Board	2022	Managing Partner, Wellings Capital
Independent Directors
Nathan D. Goad	40	Trustee	2022	Investment Adviser
Norman J. Cerk	52	Trustee	2022	Family Office Manager

The address for Paul Moore, Nathan Goad, and Norman Cerk is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Executive Officers Who Are Not Trustees

The following information regarding the Fund’s executive officers who are not trustees is as of March 31, 2023:

Name	Age	Position
Benjamin P. Kahle	29	Chief Operating Officer and Chief Financial Officer
Adrienne Y. Hart	62	Chief Compliance Officer

The address for each of the Fund’s executive officers is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Biographies

Paul Moore

Mr. Moore began investing in real estate in 2000. He founded multiple investment and development companies, appeared on HGTV, and completed over 100 residential and commercial investments and exits. He contributed to Fox Business and The Real Estate Guys Radio and is a featured contributor to BiggerPockets, producing regular video and blog content. Mr. Moore co-hosted a wealth-building podcast called How to Lose Money and he’s been featured on over 200 podcasts. Mr. Moore is the author of The Perfect Investment – Create Enduring Wealth from the Historic Shift to Multifamily Housing (2016) as well as Storing Up Profits – Capitalize on America’s Obsession with Stuff by Investing in Self-Storage (BiggerPockets Publishing 2021). Mr. Moore is the Founder and Managing Partner of the Investment Adviser. Mr. Moore holds a B.S. in engineering from Marietta College and an M.B.A. from The Ohio State University.

Nathan D. Goad

Mr. Goad is a partner of Sparta Wealth Partners, a multi-family office in Tampa, Florida and has over 10 years of experience in the finance industry. Mr. Goad’s focus is on investment management, entity structuring, and tax planning. Mr. Goad is a Certified Financial Planner (CFP®). Mr. Goad holds an A.A. from Florida College, a B.A. from Palm Beach Atlantic University, and an M.B.A. from the University of South Florida.

Norman J. Cerk

Mr. Cerk began his career as an analyst and trader at Svarna Capital Offshore Fund. He was also a trader and Co-Portfolio Manager for Hollis Capital, a long-short hedge fund. At Balestra Capital, he was a partner, the firm’s head trader and Co-Portfolio Manager & Co-Founder of the firm’s fund of funds, Balestra Spectrum Partners, as well as the firm’s flagship global macro hedge fund, Balestra Capital Partners (BCP). BCP was one of the top-performing hedge funds from 1998-2014, sidestepping and profiting from the Dot Com bubble implosion and the Great Financial Crisis. The fund grew its assets from $2 million to over $2 billion in assets under management through contrarian and asymmetric investments in Russian equities post default, shorting the subprime housing bubble through the purchase of credit default swap protection, and betting on the widening of credit swap spreads in troubled European countries such as Greece and Portugal. Since retiring from Balestra in 2014, he has managed his family’s investment office and has actively invested in passive real estate investments as a limited partner since 2015. He has also served as an advisory board member for the International Center of Photography’s Education Department and more recently on the University of Wisconsin’s Division of International Studies Advisory Board where he and his wife have set up a scholarship fund for UW students studying abroad. Mr. Cerk holds a B.A. from the University of Wisconsin – Madison.

Benjamin P. Kahle

Mr. Kahle is Chief Operating Officer of the Investment Adviser and in such capacity oversees operator due diligence and provides leadership to the investor relations and portfolio management teams. Mr. Kahle has made significant contributions to almost every aspect of the firm’s operations including designing and implementing processes for every major part of the business. He has worked with Mr. Moore, founding partner, since the firm’s inception, and the two have been working together in various capacities since 2014. Before joining Wellings Capital, Mr. Kahle became a realtor in his junior year of university. Mr. Kahle holds a B.A. in Business Administration from Liberty University.

Adrienne Y. Hart

Ms. Hart is President of Pine Street Financial Group, Inc., a compliance and risk management consultancy based in Philadelphia, Pennsylvania serving financial services clients. In her capacity as president, Ms. Hart works closely with clients to assist with their regulatory and risk management compliance requirements. She has established several compliance programs for startup ventures, including a compliance program for a wholesaling broker-dealer associated with a sponsor of alternative investments. This firm raised over $2.5 billion in assets in just over two years. Ms. Hart has extensive experience across all aspects of financial services organizations, with expertise in legal, compliance, operations, and marketing.

Before joining Wellings Capital and Pine Street Financial Group, Ms. Hart served as Senior Vice President of an investment management firm and Senior Vice President of the capital markets division of a regional bank. Ms. Hart holds a B.A. from Sarah Lawrence College and earned her law degree from Temple University School of Law. She has held FINRA Series 4, 7, 24, 27, 53 and 63 securities licenses. Ms. Hart is 62 years old.

Trustees

The Fund’s trustees have been divided into two groups — Interested Trustees and Independent Trustees. An Interested Trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustees

Paul T. Moore

Independent Trustees

Nathan D. Goad

Norman J. Cerk

Executive Officers Who Are Not Trustees

Benjamin P. Kahle

Adrienne Y. Hart

Board Leadership Structure

The Board monitors and performs an oversight role with respect to the Fund’s business and affairs, including with respect to the Fund’s investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of the Fund’s service providers. Among other things, the Board approves the appointment of the Investment Adviser and officers, reviews and monitors the services and activities performed by the Investment Adviser and executive officers, and approves the engagement and reviews the performance of the Fund’s independent registered public accounting firm.

Under the Bylaws, the Board may designate a Chairman, by majority vote of the Trustees, to preside over the meetings of the Board and meetings of the Shareholders and to perform such other duties as may be assigned to him by the Board. The Fund does not have a fixed policy as to whether the Chairman of the Board should be an Independent Director to maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on criteria that are in the Fund’s best interests and the Shareholders at such times.

Presently, Paul Moore serves as the Chairman of the Board. Mr. Moore is an “interested person” of the Fund as defined in Section 2(a)(19) of the 1940 Act because he presently serves on the Investment Committee. The Fund believes that Mr. Moore’s extensive knowledge of the financial services industry and 20+ year experience with in private real estate investing qualifies him to serve as the Chairman of the Board. The Fund believes that it is best served through this existing leadership structure, as Mr. Moore’s relationship with the Investment Adviser provides an effective liaison and encourages an open dialogue between management and the Board, enabling both groups to act with a common purpose.

The Funds recognizes that different board leadership structures are appropriate for companies in different situations. The Fund intends to re-examine its corporate governance policies on an ongoing basis to ensure that they continue to meet the Fund’s needs.

Board’s Role In Risk Oversight

The Board performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (b) active monitoring by the Chief Compliance Officer and of the Fund’s compliance policies and procedures and related reporting to the Board.

As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, the Fund’s valuation process, the Fund’s systems of internal controls regarding finance and accounting and audits of the Fund’s financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the Fund’s compliance policies and procedures and the Fund’s service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the Fund’s compliance policies and procedures and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Fund’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Directors at least once each year.

The Fund believes that the Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which the Fund is already subject as a BDC. As a BDC, the Fund is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Fund’s ability to incur indebtedness is limited such that its asset coverage generally must equal at least 150% immediately after each time the Fund incurs indebtedness. In addition, the Fund generally must have to invest at least 70% of its total assets in “qualifying assets” and the Fund is generally limited in its ability to invest in any portfolio company which the Investment Adviser or any of its controlled affiliates currently has an investment, or to make any co-investments with the Investment Adviser or any of its affiliates, including funds managed by the Investment Adviser or its affiliates, subject to certain exceptions. In certain cases, co-investments are not permitted unless the Fund has received exemptive relief from the SEC. Currently, the Fund does not intend to submit an application for co-investment relief from the SEC, however, the Fund may do so in the future. There is no assurance that an application for exemptive relief would be granted by the SEC.

The Fund recognizes that different board roles in risk oversight are appropriate for companies in different situations. The Fund intends to re-examine the manners in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet the Fund’s needs.

Committees of the Board of Directors

The Board has established an Audit Committee and may establish additional committees in the future. The Fund requires each director to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of the Shareholders. To the extent permitted by applicable laws and regulations, Board and committee meetings as well as annual meetings of the Shareholders may be conducted telephonically or by video conference.

Audit Committee

The Audit Committee is currently composed of two individuals, and both are considered Independent Trustees. Nathan Goad serves as Chair of the Audit Committee. Mr. Goad meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Fund’s investments; selecting the Fund’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Fund’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Fund’s annual financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Fund’s audit reports and financial statements.

Portfolio Management

The management of the Fund’s investment portfolio is the responsibility of the Investment Adviser and the Investment Committee. The Investment Committee is chaired by Benjamin P. Kahle, and the other members of the Investment Committee are Paul T. Moore, and Nathan D. Goad. A majority of members of the Investment Committee, which must include the Chief Operating Officer, must approve each new investment that the Fund makes. The biography for the member of the Investment Committee portfolio management team and/or Investment Committee is included above in the “Trustees” section.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us.

Based on a review of the written statements and copies of such reports furnished to us by our executive officers, directors, and greater than 10% beneficial owners, we believe that during the fiscal year ended March 31, 2023, all Section 16(a) filing requirements applicable have been satisfied.

Code of Ethics

Our Code of Ethics, which is signed by employees of the Adviser, requires that requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company.

Pursuant to the Code of Ethics which is filed alongside this 10-K, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the CCO. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board. The Code of Ethics also contains our policies and procedures relating to insider trading and material non-public information.

Nomination of Directors

There have been no material changes to the nominated Board of Directors implemented since the inception of the Fund.

Item 11. Executive Compensation

Compensation of Executive Officers

None of the Fund’s officers receive direct compensation from the Fund. The Fund has agreed to reimburse the Advisor for the Fund’s allocable portion of the compensation paid to or compensatory distributions received by the Fund’s officers, including its Chief Compliance Officer and Chief Financial Officer, and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff, if any, to the extent internal audit performs a role in the Fund’s Sarbanes-Oxley internal control assessment. In addition, to the extent that the Advisor outsources any of its functions, the Fund will pay the fees associated with such functions at cost. The Fund will agree to reimburse the Advisor for its allocable portion of the compensation of any personnel that it provides for the Fund’s use.

Compensation of Independent Trustees

The Independent Trustees’ annual fee will be $32,000. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting and each committee meeting attended. No compensation is expected to be paid to directors who are “interested persons” with respect to the Fund, as such term is defined in Section 2(a)(19) of the 1940 Act. The Chairman of the Audit Committee will receive an additional $8,000 annually.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

In conjunction with the Fund’s formation, certain affiliates of the Investment Adviser purchased $200,000 in Shares of the Company. Certain affiliates of the Investment Adviser have since purchased additional Shares. The Shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

The following table sets forth certain ownership information with respect to shares of the Fund’s Shares of beneficial interest for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Fund’s Shares and all officers and directors, as a group.

	Type of	Percentage of Common Shares Outstanding
Name and address	ownership	Shares owned	Percentage
Benjamin P. Kahle(1)	Record	100.00	0.3%
Paul T. Moore(1)	Record	276.84	0.9%
Nathan D. Goad(1)	N/A	—	—
Norman J. Cerk(1)	N/A	—	—
Adrienne Y. Hart(1)	N/A	—	—

*	Represents less than 1.0%.

(1)	The address for each of the Fund’s officers and directors is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Item 13.  Certain Relationships and Related Transactions and Director Independence

We have procedures in place for the review, approval, and monitoring of transactions involving us and certain persons related to us. As disclosed in various filings with the SEC, Wellings Capital Management has served as the Company’s investment advisor since the Fund’s inception under an Investment Advisory Agreement that took effect May 2, 2022. The Investment Advisory Agreement was approved by the Fund’s organizational board meeting that took place in March 2022. The value of the Investment Advisory Agreement was determined based on a management fee. The amount of management fees paid to Wellings Capital Management for the fiscal year ended March 31, 2023, under the Investment Advisory Agreement was $112,166.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended March 31, 2023)

The following aggregate fees by RSM US LLP, the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2023 were billed to the Company for work attributable to audit, tax and other services.

RSM US LLP Fiscal Year Ended March 31, 2023
Audit Fees	$210,410
Audit-Related Fees	-
Tax Fees	-
All Other Fees	33,066
Total Fees:	$243,476

Services rendered by RSM US LLP in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees related to the Fund’s registration statement.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Amended and Restated Declaration of Trust
3.02	Bylaws (filed as Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).
4.01	Subscription Agreement (Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.01	Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.02	Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.03	Custody Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.04	Escrow Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.05	Quarterly Report filed on February 14, 2023 (000-56432).
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Statements of Assets and Liabilities as of March 31, 2023 and March 31, 2022

Statements of Operations for the years ended March 31, 2023 and March 31, 2022

Statements of Changes in Net Assets for the years ended March 31, 2023 and March 31, 2022

Statements of Cash Flows for the years ended March 31, 2023 and March 31, 2022

Schedule of Investments as of March 31, 2023

Notes to the Financial Statements

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wellings Real Estate Income Fund

By:	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer
Date:	June 29, 2023

By:	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Operating Officer and Chief Financial Officer
Date:	June 29, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul T. Moore		/s/ Benjamin P. Kahle
Paul T. Moore		Benjamin P. Kahle
Chief Executive Officer		Chief Operating Officer, Chief Financial Officer

Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer

Date:	June 29, 2023	Date:	June 29, 2023

/s/ Paul T. Moore		/s/ Norman J. Cerk
Paul T. Moore		Norman J. Cerk
Trustee		Trustee

Date:	June 29, 2023	Date:	June 29, 2023

Signing on behalf of the registrant as a trustee		Signing on behalf of the registrant as a trustee

/s/ Nathan D. Goad
Nathan D. Goad
Trustee

Date:	June 29, 2023

Signing on behalf of the registrant as a trustee