Form 10-Q
period 2023-06-30
Wellings Real Estate Income Fund
filed 2023-08-11
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Wellings Real Estate Income Fund

i

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (the “Fund”), current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	business prospects and the prospects of the Fund’s portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of the Investment Adviser to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

●	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in the Fund’s operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Fund invests;

●	the ability of the companies in which the Fund invests to achieve their objectives;

●	the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;

●	the use of borrowed money to finance a portion of the Fund’s investments;

●	the adequacy, availability and pricing of the Fund’s financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

●	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Report.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. New risks and uncertainties emerge from time to time, and it is not possible for the Fund to predict all risks and uncertainties, nor can the Fund assess the impact of all factors on the Fund’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	March 31,
	(unaudited)	2023
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $9,500,000 and $9,500,000, respectively)	$9,574,000	$9,574,000
Non-Control/Affiliate Investments, at fair value (cost $11,950,000 and $9,450,000, respectively)	12,113,350	9,602,850
Control Investments, at fair value (cost $9,409,440 and $5,500,000, respectively)	9,467,440	5,500,000
Short-Term Investments, at fair value (cost $7,890,253 and $3,326,294, respectively)	7,890,253	3,326,294
Total Investments, at fair value (cost $38,749,693 and $27,776,294, respectively)	39,045,043	28,003,144
Cash	-	45,000
Receivable from Adviser for reimbursement of organizational expense and offering costs	130,844	130,844
Deferred offering costs	-	36,606
Prepaid Insurance	23,480	-
TOTAL ASSETS	39,199,367	28,215,594

LIABILITIES
Payable to Adviser	167,450	223,476
Incentive fee payable	59,070	45,370
Professional fees payable	91,513	110,441
Directors and officers expense payable	33,000	5,000
Distributions received in advance	288,750	-
Other payables	25,133	18,550
TOTAL LIABILITIES	664,916	402,837

TOTAL NET ASSETS	$38,534,451	$27,812,757
COMMITMENTS AND CONTINGENCIES (NOTE 4)
NET ASSETS CONSIST OF:
Paid-in capital	$38,773,183	$28,090,282
Accumulated distributable loss	(238,732)	(277,525)

TOTAL NET ASSETS	$38,534,451	$27,812,757

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	39,373	28,339

NET ASSET VALUE PER SHARE	$978.71	$981.43

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2023

(UNAUDITED)

Portfolio Company/Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	7.90
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.43
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	1.52
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.24
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	2.37
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	4,000,000	4,000,000	10.38
Common Equity, Membership Interests	Single Family	United States	3/21/2023	-	-	-
Total Non-Control/Non-Affiliate Investments				9,500,000	9,574,000	24.84

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	10.80
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.69
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	2.00
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	750,000	1.95
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,000,000	2.59
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	750,000	750,000	1.95
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.92
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	1.90
TC-BKM US Industrial Fund I, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	6.64
Total Non-Control/Affiliate Investments				11,950,000	12,113,350	31.44

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	6,500,000	6,558,000	17.02
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	2,909,440	2,909,440	7.55
Total Control Investments				9,409,440	9,467,440	24.57

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	6/30/2023	7,890,253	7,890,253	20.48
Total Short-Term Investments				7,890,253	7,890,253	20.48

Total Investments				$38,749,693	39,045,043	101.33
Liabilities in Excess of Other Assets					(510,592)	(1.33)
Net Assets					$38,534,451	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.
(3)	Investment is restricted as to resale. As of June 30, 2023, the total cost and fair value of investments subject to restrictions on sales was $30,859,440 and $31,154,790, respectively, representing 80.85% of the Fund's net assets.
(4)	Income producing.
(5)	Included in the above, as of June 30, 2023, Crystal View Capital Fund IV, L.P. held five real estate assets comprised of AAA Storage, Federal Storage, Mountain Vista Storage, Sales Road Storage, and Speedway Storage. The Fund's proportionate share of the acquisition amounts including allocations made to goodwill of AAA Storage, Federal Storage, Mountain Vista Storage, Sales Road Storage, and Speedway Storage was approximately $1,010,893, $493,600, $1,530,160, $1,579,520, and $1,579,520, respectively.
(6)	4.99% seven-day annualized yield as of June 30, 2023.
*	Investment represents more than 5% of the Fund's net assets. Nothing held at these underlying investments represent more than 5% of the Fund's net assets.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2023

Portfolio Company/ Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	10.95
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.98
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	2.10
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.72
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	3.29
Riparian Baltimore SFR Investors I LLC (3)
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	4,000,000	4,000,000	14.38
Common Equity, Membership Interests	Single Family	United States	3/21/2023	-	-	-
Total Non-Control/Non-Affiliate Investments				9,500,000	9,574,000	34.42

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	14.96
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	640,000	2.30
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	750,000	2.70
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	760,000	2.73
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	2.64
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	9.19
Total Non-Control/Affiliate Investments				9,450,000	9,602,850	34.52

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	5,500,000	5,500,000	19.78
Total Control Investments				5,500,000	5,500,000	19.78

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	3/31/2023	3,326,294	3,326,294	11.96
Total Short-Term Investments				3,326,294	3,326,294	11.96

Total Investments				$27,776,294	28,003,144	100.68
Liabilities in Excess of Other Assets					(190,387)	(0.68)
Net Assets					$27,812,757	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.
(3)	Investment is restricted as to resale. As of March 31, 2023, the total cost and fair value of investments subject to restrictions on sales was $24,450,000 and $24,676,850, respectively, representing 88.72% of the Fund's net assets.
(4)	Income producing.
(5)	Included in the above, as of March 31, 2023, Crystal View Capital Fund IV, L.P. held three real estate assets comprised of Federal Storage, Mountain Vista Storage and Speedway Storage. The Fund's proportionate share of the acquisition amounts including allocations made to goodwill of Federal Storage, Mountain Vista Storage and Speedway Storage was approximately $719,000, $2,228,900 and $2,300,800, respectively.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$95,000	$-
Dividend income	94,199	-
Non-Control/Affiliate Investments:
Dividend income	65,117	-
Control Investments:
Fee income	35,319	-
Dividend income	77,149	-
Interest income	62,437	-

TOTAL INCOME	429,221	-

EXPENSES
Professional fees	152,125	-
Directors and officers expense	79,972	-
Management Fee	88,643	-
Offering costs	36,606	-
Marketing and distribution expense	36,625	-
Incentive fee expense	13,700	-
Accounting and administration fees	19,000	-
Insurance expense	7,827	-
Custody and transfer agent expense	4,622	-
Organizational expense	-	65,905
Other expenses	19,808	7,131

TOTAL EXPENSES	458,928	73,036

Reimbursement from Adviser	-	(65,905)

NET EXPENSES	458,928	7,131

NET INVESTMENT LOSS	$(29,707)	$(7,131)
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON:
Non-Control/Affiliate Investments	10,500	-
Control Investments	58,000	-

TOTAL NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)	68,500	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$38,793	$(7,131)

Weighted average common Shares outstanding	35,141	200

Net investment income (loss) per common Share (basic and diluted) (1)	$(0.85)	$(35.65)

Earnings (loss) per common Share (basic and diluted) (1)	$1.10	$(35.65)

(1) Calculated based on weighted average common Shares outstanding.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
DECREASE IN NET ASSETS FROM OPERATIONS:
Net investment loss	$(29,707)	$(7,131)
Net change in unrealized appreciation (depreciation)	68,500	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	38,793	(7,131)

DISTRIBUTIONS TO SHAREHOLDERS	(350,867)	-

CAPITAL TRANSACTIONS:
Proceeds from Shares sold	10,902,991	-
Reinvestment of distributions	130,777	-

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	11,033,768	-

NET INCREASE (DECREASE) IN NET ASSETS	10,721,694	(7,131)

NET ASSETS:
Beginning of period	27,812,757	200,000
End of period	$38,534,451	$192,869

CAPITAL SHARE TRANSACTIONS:
Shares sold	10,903	-
Reinvestment of distributions	131	-

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	11,034	-

SHARES:
Beginning of period	28,339	200
End of period	39,373	200

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase (decrease) in Net Assets from Operations	$38,793	$(7,131)
Adjustments to Reconcile Net Decrease in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(6,409,440)	-
Change in short-term investments, net	(4,563,959)	-
Net change in unrealized (appreciation) depreciation
Non-Control/Affiliate Investments	(10,500)	-
Control Investments	(58,000)	-
Increase in offering costs	-	(11,269)
Amortization of deferred offering costs	36,606	-
Changes in Operating Assets and Liabilities:
Increase in receivable from Adviser for reimbursement of organizational expense and offering costs	-	(65,904)
Increase in prepaid insurance	(23,480)	(21,259)
(Decrease)/increase in payable to Adviser	(56,026)	40,015
Decrease in professional fees payable	(18,928)	-
Increase in incentive fee payable	13,700	-
Increase in directors and officers expense payable	28,000	-
Increase in other payables	295,333	-
Net Cash used in Operating Activities	(10,727,901)	(65,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	10,902,991	-
Cash distributions paid, net of reinvestments	(220,090)	-
Net Cash Provided by Financing Activities	10,682,901	-

NET DECREASE IN CASH	(45,000)	(65,548)

CASH:
Beginning of Period	45,000	200,000
End of Period	$-	$134,452

Supplemental Schedule of Non-cash Financing Activity:
Reinvestment of distributions	$130,777	$-

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(UNAUDITED)

1. Organization

Wellings Real Estate Income Fund (the “Fund”) is a Delaware statutory trust incorporated on March 3, 2022, and is structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of June 30, 2023, the Fund had made investments totaling $30,859,440 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund will continue to reimburse the Adviser during the next few operational quarters until the full reimbursement amount is paid. The Adviser will on occasion pay invoices on behalf of the Fund, of which the Adviser is due reimbursement.

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

In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the Company's Form 10-K as filed with the SEC on June 29, 2023. The interim results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future periods.

All shareholders bear the common expenses of the Fund and earn income including realized gains/losses from the portfolio pro rata based on the average daily net assets of the Fund.

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2023, the Fund holds no cash and short-term investments in the amount of $7,890,253. Cash and cash equivalents totaling $3,371,294 as of March 31, 2023 were reclassified to cash and short-term investments in the amounts of $45,000 and $3,326,294, respectively, to conform with current period presentation. The reclassification had no impact on earnings or net asset value as of March 31, 2023.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and can include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, and can include the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

The valuation of the Fund’s investments is determined as of the close of business at the end of each reporting period (the “Valuation Date”), which is generally quarterly.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of June 30, 2023. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$21,200,350	$3,045,000	$24,245,350
Preferred Equity	-	-	6,909,440	-	6,909,440
Short-Term Investments	7,890,253	-	-	-	7,890,253
Total Investments	$7,890,253	$-	$28,109,790	$3,045,000	$39,045,043

The following is a summary categorization of the Fund's investments based on the level of inputs utilized in determining the value of such investments as of March 31, 2023. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$17,631,850	$3,045,000	$20,676,850
Preferred Equity	-	-	4,000,000	-	4,000,000
Short-Term Investments	3,326,294	-	-	-	3,326,294
Total Investments	$3,326,294	$-	$21,631,850	$3,045,000	$28,003,144

The Fund's portfolio investments will generally not be in publicly traded securities. Investments for which observable market prices in active markets do not exist are reported at fair value, as determined in good faith by the Investment Adviser under consistently applied policies and procedures approved by the Board of Trustees in accordance with GAAP. The Board has designated the Investment Adviser to be the Valuation Designee to prepare Portfolio Company valuations. The Valuation Designee has adopted appropriate segregation protocols to minimize the Fund portfolio managers' influence on the Adviser's Fair Value process. The types of factors that the Investment Adviser will take into account in determining fair value, subject to review and ratification where required by the Board of Trustees with respect to such non-traded investments, will include, as relevant and, to the extent available, the Portfolio Company's earnings, the markets in which the Portfolio Company does business, comparison to valuations of publicly traded companies in the Portfolio Company's industry, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the Portfolio Company, the rights and preferences of the specific securities held, and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies. In considering the extent and nature of information utilized in the valuation process, management will generally apply a greater weighting to that information which is recent and observable. Because such valuations are inherently uncertain and may be based on estimates, the determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Based on these factors, the investments in private companies will generally be presented as a Level 3 investment. Changes in accounting standards, such as the recent change in revenue recognition policies, may not be adopted consistently by issuers or at the same time, and as a result varied implementation may make it more difficult for the Fund to properly evaluate or compare financial information provided by Portfolio Companies of the Fund or to determine the validity of data of publicly traded company comparables for purposes of valuing the Fund's portfolio holdings.

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund (and their respective redemption-related attributes) as of June 30, 2023, are as follows:

Investment Category	Investment Strategy	Fair Value	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Multifamily	Strategy targeting investments in established companies.	$3,045,000	N/A	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.

*	The information summarized in the table above represents the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Investment Type	Balance as of April 1, 2023	Purchases	Proceeds From Sales or Other Dispositions	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Balance as of June 30, 2023
Common Equity	$17,631,850	$3,500,000	$-	$-	$68,500	$21,200,350
Preferred Equity	4,000,000	2,909,440	-	-	-	6,909,440
Total	$21,631,850	$6,409,440	$-	$-	$68,500	$28,109,790

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of June 30, 2023:

Investment Type	Fair Value June 30, 2023	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$21,200,350	Cost	Transaction Price	N/A

		Income Approach / Discounted Cash Flow	Cost of Equity	11.5% - 26.6% (14.1%)
			Capitalization Rate	7.0% - 8.0% (7.5%)

			Investment Growth Expectations	4.0%

Preferred Equity	6,909,440	Cost	Transaction Price	N/A

Total	$28,109,790

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value:

Investments Type	Balance as of April 1, 2022	Purchases	Proceeds From Sales or Other Disposition	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Balance as of March 30, 2023
Common Equity	$-	$17,450,000	$-	$-	$181,850	$17,631,850
Preferred Equity	-	4,000,000	-	-	-	4,000,000
Total	$-	$21,450,000	$-	$-	$181,850	$21,631,850

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of March 31, 2023:

Investment Type	Fair Value March 31, 2023	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$17,631,850	Cost	Transaction Price	N/A

		Income Approach / Discounted Cash Flow	Cost of Equity	11.5% - 19.2% (12.6%)
			Capitalization Rate	7.0% - 8.0% (7.5%)

			Investment Growth Expectations	4.0%

Preferred Equity	4,000,000	Cost	Transaction Price	N/A

Total	$21,631,850

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the period ended June 30, 2023) is shown below:

	Principal/ Shares/Units	Principal/ Shares/Units	Fair Value		Proceeds From		Net Change in Unrealized	Fair Value
	April 1,	June 30,	April 1,		Sales or other	Net Realized	Appreciation	June 30,	Dividend	Fee
Portfolio Company	2023	2023	2023	Purchases	Dispositions	Gain (Loss)	(Depreciation)	2023	Income	Income
Non-Control/Affiliate Investments:
Newark-Forest MHPS LLC (1)	-	N/A (2)	$640,000	$-	$-	$-	$10,500	650,500	$9,469	$-
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	4,160,950	-	-	-	-	4,160,950	-	-
LBX Deptford Investors LLC (1)	-	N/A (2)	750,000	-	-	-	20,000	770,000	10,900	-
LBX Fashion Square Investors LLC (1)	-	N/A (2)	-	750,000	-	-	-	750,000	-	-
LBX Fair Oaks Investors LLC (1)	-	N/A (2)	-	1,000,000	-	-	-	1,000,000	-	-
LBX Manchester Investors LLC (1)	-	N/A (2)	-	750,000	-	-	-	750,000	-	-
LBX Mount Prospect Investors LLC (1)	-	N/A (2)	760,000	-	-	-	(20,000)	740,000	13,111	-
Post Sandstone Partners LLC (1)	-	N/A (2)	735,000	-	-	-	-	735,000	12,679	-
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	2,556,900	-	-	-	-	2,556,900	18,958	-
Total Non-Control/Affiliate Investments			9,602,850	2,500,000	-	-	10,500	12,113,350	65,117	-

Control Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	5,500,000	1,000,000	-	-	58,000	6,558,000	39,506	22,500
Fairbridge Grand Hampton LLC (1)	-	N/A (2)	-	2,909,440	-	-	-	2,909,440	37,643	12,819
Total Control Investments			5,500,000	3,909,440	-	-	58,000	9,467,440	77,149	35,319

Total Non-Control/Affiliate and Control Investments			$15,102,850	$6,409,440	$-	$-	$68,500	$21,580,790	$142,266	$35,319

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.

(2)	Investment does not issue units or shares.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2023, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended June 30, 2023, the Fund had interest income of $62,437 and dividend income of $236,465. For the three months ended June 30, 2022, the Fund did not have any interest or dividend income.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three months ended June 30, 2023, the Fund’s fee income was $130,319. For the three months ended June 30, 2022, the Fund did not have any fee income.

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

For the three months ended June 30, 2023, there was $13,700 of Incentive Fee accrued and $88,643 in Management Fee was earned as presented on the Statements of Operations.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of June 30, 2023, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of June 30, 2023, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of June 30, 2023, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund's receipt of $20 million in investor subscriptions, which occurred in January of 2023. As of June 30, 2023, the Fund's offering costs and organizational expense since inception in the amounts of $146,426 and $21,025, respectively, are subject to reimbursement from the Adviser. For the three months ended June 30, 2023, the Adviser has not recouped any organizational expense or offering costs. Since inception, the Adviser has recouped organizational expense in the amount of $75,000 and has not recouped any offering costs.

6. Capital Stock

The Fund conducts private placements of its common shares of beneficial interest (the “Shares”), any of which may be a finite offering or a perpetual offering. The Fund offers the Shares in each such offering pursuant to a confidential private placement memoranda prepared by the Fund (each, a “Memorandum”). The offering of Shares pursuant to the Memorandum consists of private placements, in an aggregate amount of up to $50 million (the “Private Offering”) from suitable investors. The Adviser reserves the right in its sole discretion to accept additional purchases of Shares of up to $50 million (for a maximum initial Offering of $100 million).

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

The following table summarizes the Fund’s distributions during the three months ended June 30, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2023	4/24/2023	$3.3333	$99,461	$61,863	$37,597
5/1/2023	5/22/2023	3.3333	120,327	76,303	44,024
6/1/2023	6/22/2023	3.3333	131,079	81,924	49,156
Total		$9.9999	$350,867	$220,090	$130,777

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of June 30, 2023.

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

Fund investors contributed aggregate capital effective July 1, 2023 in the amount of $519,000. Fund investors also contributed aggregate capital effective August 1, 2023 in the amount of $888,783.

The Fund made a monthly distribution on July 21, 2023 in the amount of $132,973 based on an annualized rate of approximately 4% of its net assets. The July 21, 2023 distribution resulted in $80,972 being paid to investors in cash and $52,001 being reinvested into the Fund.

11. Financial Highlights

	Three Months Ended	Three Months Ended
	June 30, 2023 (unaudited)	June 30, 2022 (unaudited)
Per Share Operating Performance (for a Share outstanding throughout the period):
Net Asset Value, Beginning of Period	$981.43	$1,000.00
Net Investment Loss (1)	(0.61)	(35.65)
Net Change in Unrealized Appreciation (Depreciation) (1)	1.74	-
Net Increase (Decrease) in Net Assets Resulting from Operations (1)	1.13	(35.65)
Distributions Declared (1)	(10.00)	-
Accretion of Share Issuances (at $1,000 per share) (1)	6.15	-
Net Asset Value, End of Period	$978.71	$964.35
Total Return (not annualized)	0.72%	(3.57)%

Supplemental Data:
Net Assets, End of Period	$38,534,451	$192,869
Ratios to Average Net Assets (2):
Gross Expenses Before Reimbursement/Recoupment	5.64%	0.00%
Net Expenses After Reimbursement/Recoupment	5.64%	0.00%
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	5.64%	0.00%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	5.47%	0.00%
Net Investment Loss	(0.36)%	(3.63)%
Portfolio Turnover Rate (not annualized)	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.

(2)	Annualized for periods less than one year.

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

Overview

The Fund is a closed-end management investment company that has elected its fiscal year end to be March 31 and to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Fund invests in a variety of commercial real estate asset classes, including, but not limited to, manufactured housing communities, self-storage facilities, RV parks, multifamily, and small-bay industrial properties through investments in limited liability companies (“LLCs”) or limited partnerships (“LPs”). The operators within these asset classes primarily focus on value-add opportunities to increase net operating income, which is then passed on to the investors through free cash flow from operations. In addition, the Fund has elected to be treated as a partnership under the Internal Revenue Code, commencing with our taxable year ending December 31, 2022. The investment adviser for the Fund is Wellings Capital Management, LLC (“the Adviser”).

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

Business proceedings and operations officially commenced on July 1, 2022, and the first fiscal year end was March 31, 2023. The Fund is now in its second year of operations. For the period from April 1, 2023, through June 30, 2023, the Fund raised approximately $10.9 million.

During the quarter ended June 30, 2023, the Fund generated $366,784 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $62,437 in interest income, totaling $429,221 for the period.

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

Investment Income

As of June 30, 2023, the Fund's portfolio consisted of 17 limited partnership and preferred equity commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the quarter ended June 30, 2023, the Fund generated $429,221 in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the fund’s underlying investments. The interest income came as a result of the fund’s short-term investments in money-market accounts. The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund's primary operating expenses include the payment of the audit expense, management fee to the Adviser, legal and professional fees, interest expenses, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the quarter ended June 30, 2023, the Fund made four new investments across varying investment opportunities, bringing the total to 17 total investments since the Fund’s inception. This brought the total invested since inception to $30.86 million. In addition, for the quarter ended June 30, 2023, the Fund raised approximately $10.90 million, which was used to support the new investments and increase the Fund's liquidity, bringing the total capital contributions to $39.17 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund's fourth quarter of operations and fifth since launch, and as such, the Fund's performance should be considered in the context of its early stage of development.

Our operating results for the three months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,
	2023	2022
Total investment income	$429,221	$-
Total expenses, net of fees	458,928	7,131
Net investment loss	(29,707)	(7,131)
Net change in unrealized appreciation (depreciation)	68,500	-
Net increase (decrease) in net assets resulting from operations	$38,793	$(7,131)

Expenses

The composition of our operating expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022
Professional fees	$152,125	$-
Directors and officers expense	79,972	-
Management fee	88,643	-
Offering costs	36,606	-
Marketing and distribution expense	36,625	-
Incentive fee expense	13,700	-
Accounting and administration fees	19,000	-
Insurance expense	7,827	-
Custody and transfer agent expense	4,622	-
Organizational expenses	-	65,905
Other expenses	19,808	7,131
Reimbursement from advisor	-	(65,905)
	$458,928	$7,131

Professional fees

The Fund’s professional fees primarily relate to auditing, legal, and valuation services. For the three months ended June 30, 2023 and 2022, the Fund incurred professional fee of $152,125 and $0, respectively.

Organizational expenses

Organizational fees represent costs that were incurred to form the Fund. For the three months ended June 30, 2023 and 2022, the Fund had organizational fees of $0 and $65,905, respectively.

Offering costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the three months ended June 30, 2023 and 2022, the Fund expensed offering costs of $36,606 and $0, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund. For the three months ended June 30, 2023 and 2022, the Fund had marketing and distribution costs of $36,625 and $0, respectively.

Management Fee

Under the Investment Management Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three months ended June 30, 2023 and 2022, the Fund incurred management fees of $88,643 and $0, respectively.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three months ended June 30, 2023 and 2022, the Fund incurred directors and officers costs of $79,972 and $0, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three months ended June 30, 2023 and 2022, the Fund had insurance expenses of $7,827 and $0, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three months ended June 30, 2023 and 2022, the Fund incurred accounting and administrative expenses of $19,000 and $0, respectively.

Custody and Transfer Agent Fees

The custody and transfer agent fees represent fees for services provided by a third-party organization. For the three months ended June 30, 2023 and 2022, the Fund had custody and transfer agent fees of $4,622 and $0, respectively.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the three months ended June 30, 2023 and 2022, the Fund had other expenses of $19,808 and $7,131, respectively, an increase primarily due to the amount of investor subscriptions being added to the Fund.

Reimbursement from Advisor

Reimbursement from Advisor primarily includes organizational and offering expenses that were incurred by the Fund but paid by the Advisor prior to the Fund receiving $20.0 million in subscriptions. For the three months ended June 30, 2023 and 2022, the Fund had reimbursement from Advisor of $0 and $65,905, respectively.

Net Change In Unrealized Appreciation (depreciation)

During the quarter ended June 30, 2023, the Fund had net change in unrealized appreciation (depreciation) of $68,500. This came as a result of the fair value of four investments within the Fund being marked up. When performing a fair value assessment of the investments, the Valuation Designee monitors industry cap rates, interest rates, performance of the underlying properties in the Fund, net operating income at the property and fund levels, debt, and overall micro and macroeconomic trends. Each investment that was marked up is a Level 3 investment according to the Fair Value hierarchy. Key inputs in these valuations, as referenced in the footnotes to the financial statements, include capitalization rates, net operating income, and debt at the property levels.

Details regarding the investments, amounts, valuation methodologies, and results of the valuations can be found in the financial statements and footnotes in this Report.

As disclosed in the Fund’s financial statements, the fiscal year end is March 31. However, operations did not officially commence until July 1, 2022. Due to the marginal amount of income and the incurrence of expenses since the Fund’s inception, the Fund had a net increase (decrease) in net assets of $38,793 and $(7,131), for the three months June 30, 2023 and 2022, respectively.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2023, the Fund had $7.89 million in short-term investments. The investments are liquidated into cash for investing and general corporate purposes at the discretion of management. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities was $10.7 million and $65,548 for the three months ended June 30, 2023 and 2022 respectively, and the Fund’s cash provided by financing activities of $10.7 million and $0 for the same periods. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds of $10.9 million from shares issued.

During the three months ended June 30, 2023, the Fund closed offerings at the beginning of April, May, and June, raising $10.9 million in cash that was available for the Adviser to invest in qualified investments on top of the available cash from the previous quarter. The Fund intends to continue to invest available capital in accordance with its investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to June 30, 2023, the Fund has received total capital contributions of $39.17 million in equity, and the Adviser anticipates this number to continue growing for the foreseeable future.

The Fund made cash distributions of $350,867 as a return on capital to investors during the period ended June 30, 2023. These distributions are at the sole discretion of the Adviser.

The Fund accepted additional subscriptions of $519,000 and $888,783 on July 1, 2023 and August 1, 2023, respectively. The Fund distributed additional cash of $132,973 as a return on capital to investors on July 21, 2023.

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

The Fund’s critical accounting policies and estimates are as follows:

Investment Valuations

The valuation of the Fund’s investments is determined as of the close of business at the end of each reporting period, generally quarterly.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Fund is subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in the Fund’s earnings that may result from changes in the level of interest rates. Because the Fund expects to fund a portion of its investments with borrowings, its net investment income is expected to be affected by the difference between the rate at which the Fund invests and the rate at which it borrows. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s net investment income.

Item 4.    Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

The Fund’s management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Fund. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures in place at the Fund are effective to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Fund’s management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e)and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed under Item 1A of the fund’s Form 10-K (File No. 000-56432), which could materially affect our business, financial condition and/or operating results. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, May 1, and June 1, 2023, the Fund sold $1,499,000, $6,222,512, and $3,181,477, respectively, aggregating approximately $10.90 million of unregistered common shares of beneficial interest to accredited investors. For the period from April 1, 2023, through June 30, 2023, the Fund made investments in four different commercial real estate opportunities spread across various parts of the United States totaling approximately $6.41 million. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

3.1	Amended and Restated Agreement and Declaration of Trust (filed as Exhibit 3.01 to the Fund’s Form 10-K filed on June 29th, 2023 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Wellings Real Estate Income Fund

Date: August 11, 2023	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: August 11, 2023	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer