Form 10-Q
period 2023-09-30
Wellings Real Estate Income Fund
filed 2023-11-13
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________________

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

Although the Fund believes that the assumptions on which these forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. New risks and uncertainties emerge from time to time, and it is not possible for the Fund to predict all risks and uncertainties, nor can the Fund assess the impact of all factors on the Fund’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023	March 31,
	(unaudited)	2023
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $11,500,000 and $9,500,000, respectively)	$11,574,000	$9,574,000
Non-Control/Affiliate Investments, at fair value (cost $11,833,859 and $9,450,000, respectively)	12,159,750	9,602,850
Control Investments, at fair value (cost $14,409,440 and $5,500,000, respectively)	14,467,440	5,500,000
Short-Term Investments, at fair value (cost $3,199,635 and $3,326,294, respectively)	3,199,635	3,326,294
Total Investments, at fair value (cost $40,942,934 and $27,776,294, respectively)	41,400,825	28,003,144
Prepaid investment	3,100,000	-
Cash	-	45,000
Receivable from Adviser for reimbursement of organizational expense and offering costs	130,844	130,844
Deferred offering costs	-	36,606
Other assets	15,653	-
TOTAL ASSETS	44,647,322	28,215,594

LIABILITIES
Payable to Adviser	137,450	223,476
Incentive fee payable	91,578	45,370
Professional fees payable	154,402	110,441
Directors and officers expense payable	18,000	5,000
Distributions received in advance	680,370	-
Other payables	29,592	18,550
TOTAL LIABILITIES	1,111,392	402,837

TOTAL NET ASSETS	$43,535,930	$27,812,757

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$43,263,392	$28,090,282
Accumulated distributable gain (loss)	272,538	(277,525)

TOTAL NET ASSETS	$43,535,930	$27,812,757

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	44,279	28,339

NET ASSET VALUE PER SHARE	$983.21	$981.43

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2023

(UNAUDITED)

			Initial
		Geographic	Acquisition			Percent of
Portfolio Company/Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	7.00
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.26
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	1.34
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.10
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	2.10
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	750,000	1.72
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,000,000	11.49
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	250,000	0.58
Total Non-Control/Non-Affiliate Investments				11,500,000	11,574,000	26.59

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	9.56
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.49
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.77
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.78
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	2.55
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.52
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.70
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	1.69
TC-BKM US Industrial Fund I, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	5.87
Total Non-Control/Affiliate Investments				11,833,859	12,159,750	27.93

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	6,500,000	6,558,000	15.06
Fairbridge Credit LLC (3)(4)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	11.49
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	2,909,440	2,909,440	6.68
Total Control Investments				14,409,440	14,467,440	33.23

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	9/30/2023	3,199,635	3,199,635	7.35
Total Short-Term Investments				3,199,635	3,199,635	7.35

Total Investments				$40,942,934	41,400,825	95.10
Liabilities in Excess of Other Assets					2,135,105	4.90
Net Assets					$43,535,930	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of September 30, 2023, the total cost and fair value of investments subject to restrictions on sales was $37,743,299 and $38,201,190, respectively, representing 87.75% of the Fund’s net assets.
(4)	Income producing.
(5)	As of September 30, 2023, Crystal View Capital Fund IV, L.P. held five real estate assets comprised of AAA Storage, Federal Storage, Mountain Vista Storage, Sales Road Storage, and Speedway Storage. The Fund’s proportionate share of the acquisition amounts including allocations made to goodwill of AAA Storage, Federal Storage, Mountain Vista Storage, Sales Road Storage, and Speedway Storage was approximately $1,010,900, $493,600, $1,530,200, $1,579,500, and $1,579,500, respectively.
(6)	5.23% seven-day annualized yield as of September 30, 2023.
*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2023

			Initial
Portfolio Company/		Geographic	Acquisition			Percent of
Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	10.95
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.98
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	2.10
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.72
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	3.29
Riparian Baltimore SFR Investors I LLC (3)
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	4,000,000	4,000,000	14.38
Common Equity, Membership Interests	Single Family	United States	3/21/2023	-	-	-
Total Non-Control/Non-Affiliate Investments				9,500,000	9,574,000	34.42

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	14.96
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	640,000	2.30
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	750,000	2.70
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	760,000	2.73
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	2.64
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	9.19
Total Non-Control/Affiliate Investments				9,450,000	9,602,850	34.52

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United Sates	11/30/2022	5,500,000	5,500,000	19.78
Total Control Investments				5,500,000	5,500,000	19.78

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund
Institutional Class		United States	3/31/2023	3,326,294	3,326,294	11.96
Total Short-Term Investments				3,326,294	3,326,294	11.96

Total Investments				$27,776,294	28,003,144	100.68
Other Assets Less Liabilities					(190,387)	(0.68)
Net Assets					$27,812,757	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of Mach 31, 2023, the total cost and fair value of investments subject to restrictions on sales was $24,450,000 and $24,676,850, respectively, representing 88.72% of the Fund’s net assets.
(4)	Income producing.
(5)	Included in the above, as of March 31, 2023, Crystal View Capital Fund IV, L.P. held three real estate assets comprised of Federal Storage, Mountain Vista Storage and Speedway Storage. The Fund’s proportionate share of the acquisition amounts including allocations made to goodwill of Federal Storage, Mountain Vista Storage and Speedway Storage was approximately $719,000, $2,228,900 and $2,300,800, respectively.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$69,765	$-	$164,765	$-
Dividend income	214,339	-	308,538	-
Non-Control/Affiliate Investments:
Dividend income	111,307	-	176,424	-
Control Investments:
Fee income	118,830	-	154,149	-
Dividend income	189,083	-	266,232	-
Interest income	95,632	21	158,070	21

TOTAL INVESTMENT INCOME	798,956	21	1,228,178	21

EXPENSES
Professional fees	139,119	146,917	291,245	146,917
Directors and officers expense	74,480	42,000	154,452	42,000
Management fee	106,515	20,726	195,159	20,726
Offering costs	-	-	36,606	-
Marketing and distribution expense	40,125	26,500	76,750	26,500
Incentive fee expense	32,508	-	46,208	-
Accounting and administration fees	23,036	9,500	42,036	9,500
Insurance expense	7,827	7,086	15,653	14,173
Custody and transfer agent expense	10,202	4,785	14,824	4,830
Organizational expense	-	6,000	-	71,905
Other expenses	16,415	24,719	36,223	24,718

TOTAL EXPENSES	450,227	288,233	909,156	361,269

Reimbursement from Adviser	-	(6,000)	-	(71,905)

NET EXPENSES	450,227	282,233	909,156	289,364

NET INVESTMENT INCOME (LOSS)	$348,729	$(282,212)	$319,022	$(289,343)

NET CHANGE IN UNREALIZED APPRECIATION ON:
Non-Control/Affiliate Investments	162,541	-	173,041	-
Control Investments	-	-	58,000	-

TOTAL NET CHANGE IN UNREALIZED APPRECIATION	162,541	-	231,041	-

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$511,270	$(282,212)	$550,063	$(289,343)

Weighted average common Shares outstanding	41,676	8,885	38,427	4,566

Net investment income (loss) per common Share (basic and diluted) (1)	$8.37	$(31.76)	$8.30	$(63.36)

Earnings (loss) per common Share (basic and diluted) (1)	$12.27	$(31.76)	$14.31	$(63.36)

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:
Net investment income (loss)	$348,729	$(282,212)	$319,022	$(289,343)
Net change in unrealized appreciation	162,541	-	231,041	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	511,270	(282,212)	550,063	(289,343)

DISTRIBUTIONS TO SHAREHOLDERS	(416,479)	-	(767,345)	-

CAPITAL TRANSACTIONS:
Proceeds from shares sold	4,737,783	11,655,700	15,640,773	11,655,700
Reinvestment of distributions	168,905	-	299,682	-

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	4,906,688	11,655,700	15,940,455	11,655,700

NET INCREASE IN NET ASSETS	5,001,479	11,373,488	15,723,173	11,366,357

NET ASSETS:
Beginning of period	38,534,451	192,869	27,812,757	200,000
End of period	$43,535,930	$11,566,357	$43,535,930	$11,566,357

CAPITAL SHARE TRANSACTIONS:
Shares sold	4,737	11,656	15,641	11,656
Reinvestment of distributions	169	-	299	-

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	4,906	11,656	15,940	11,656

SHARES:
Beginning of period	39,373	200	28,339	200
End of period	44,279	11,856	44,279	11,856

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase (Decrease) in Net Assets Resulting from Operations	$550,063	$(289,343)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(13,409,440)	(8,360,000)
Distribution from investment	116,141	-
Change in short-term investments, net	126,659	-
Net change in unrealized (appreciation)
Non-Control/Affiliate Investments	(173,041)	-
Control Investments	(58,000)	-
Amortization of deferred offering costs	36,606	5,603
Changes in Operating Assets and Liabilities:
(Increase)/decrease in prepaid investments	(3,100,000)	-
(Increase)/decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	-	(65,904)
Decrease/(increase) in other assets	(15,653)	(14,173)
Increase/(decrease) in payable to Adviser	(86,026)	46,577
Increase/(decrease) in professional fees payable	43,961	106,013
Increase/(decrease) in incentive fee payable	46,208	-
Increase/(decrease) in directors and officers expense payable	13,000	24,000
Increase/(decrease) in distributions received in advance	680,370	-
Increase/(decrease) in accounting and administration fees payable	-	9,500
Increase/(decrease) in other payables	11,042	26,559
Net Cash used in Operating Activities	(15,218,110)	(8,511,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	15,640,773	11,655,700
Cash distributions paid	(467,663)	-
Net Cash Provided by Financing Activities	15,173,110	11,655,700

NET INCREASE (DECREASE) IN CASH	(45,000)	3,144,532

CASH:
Beginning of Period	45,000	200,000
End of Period	$-	$3,344,532

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$299,682	$-

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of September 30, 2023, the Fund had made investments totaling $37,743,299 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund will continue to reimburse the Adviser during the next few operational quarters until the full reimbursement amount is paid. The Adviser will on occasion pay invoices on behalf of the Fund, of which the Adviser is due reimbursement.

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

In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2023. The interim results for the six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future periods.

All shareholders bear the common expenses of the Fund and earn income including realized gains/losses from the portfolio pro rata based on the average daily net assets of the Fund.

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2023, the Fund holds no cash and short-term investments in the amount of $3,199,635. Cash equivalents totaling $3,326,294 as of March 31, 2023 were reclassified to short-term investments to conform with current period presentation. The reclassification had no impact on earnings or net asset value as of March 31, 2023.

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

As of September 30, 2023, the Fund holds prepaid investments totaling $3.10 million. This amount pertains to a preferred equity investment of $2.60 million and a common equity investment of $0.50 million, which were both funded prior to the property closing. Before the property closed, the Fund made the decision not to follow through with the investment, and funds were returned in the next reporting period. Prepaid Investments reflects the fair value of the funds that were deployed prior to them being returned.

Distributions received in advance relate to special terms from the Fund's preferred equity investments. Due to the general complexities and terms of these deals, the Fund may receive future cash flow at the time of investment. Prior to being recognized as dividend income, cash is held in the Distributions received in advance account.

The Board of Trustees (the “Board”) is responsible for overseeing the Fund’s valuation policies, making recommendations to the Adviser on valuation- related matters, and overseeing implementation by the Adviser of such valuation policies.

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

The valuation policies approved by the Board provide that, where deemed appropriate by the Adviser and consistent with the 1940 Act, investments may be valued at cost. Cost would be used only when cost is determined to best approximate the fair value of the particular investment under consideration. For example, cost may not be appropriate when the Fund is aware of sales of similar securities to third parties at different prices or in other circumstances where cost may not approximate fair value (which could include situations where there are no sales to third parties). In such a situation, the Fund’s investment will be revalued in a manner that the Adviser Valuation Committee, in accordance with the valuation procedures, determines in good faith best reflects fair value. Valuation methodologies which may be utilized include the public market methodology, private market methodology, analytical methodology (e.g., discounted cash flow analysis), cost methodology, or the use of the net asset value (“NAV”) of the investment as a practical expedient to fair value (see below).

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of September 30, 2023. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$22,246,750	$3,045,000	$25,291,750
Preferred Equity	-	-	12,909,440	-	12,909,440
Short-Term Investments	3,199,635	-	-	-	3,199,635
Total Investments	$3,199,635	$-	$35,156,190	$3,045,000	$41,400,825

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

The Fund’s portfolio investments will generally not be in publicly traded securities. Investments for which observable market prices in active markets do not exist are reported at fair value, as determined in good faith by the Investment Adviser under consistently applied policies and procedures approved by the Board of Trustees in accordance with U.S. GAAP. The Board has designated the Investment Adviser to be the Valuation Designee to prepare Portfolio Company valuations. The Valuation Designee has adopted appropriate segregation protocols to minimize the Fund portfolio managers’ influence on the Adviser’s Fair Value process. The types of factors that the Investment Adviser will take into account in determining fair value, subject to review and ratification where required by the Board of Trustees with respect to such non-traded investments, will include, as relevant and, to the extent available, the Portfolio Company’s earnings, the markets in which the Portfolio Company does business, comparison to valuations of publicly traded companies in the Portfolio Company’s industry, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the Portfolio Company, the rights and preferences of the specific securities held, and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies. In considering the extent and nature of information utilized in the valuation process, management will generally apply a greater weighting to that information which is recent and observable. Because such valuations are inherently uncertain and may be based on estimates, the determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Based on these factors, the investments in private companies will generally be presented as a Level 3 investment. Changes in accounting standards may not be adopted consistently by issuers or at the same time, and as a result varied implementation may make it more difficult for the Fund to properly evaluate or compare financial information provided by Portfolio Companies of the Fund or to determine the validity of data of publicly traded company comparables for purposes of valuing the Fund’s portfolio holdings.

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of September 30, 2023, are as follows:

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

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of September 30, 2023:

Investment Type	Fair Value September 30, 2023	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$22,246,750	Cost	Transaction Price	N/A
		Income Approach / Discounted Cash Flow	Cost of Equity	11.5% - 26.6% (15.5%)
			Capitalization Rate	7.5%
			Investment Growth Expectations	4.0%
Preferred Equity	12,909,440	Cost	Transaction Price	N/A
Total	$35,156,190

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

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended September 30, 2023:

Investment Type	Balance as of April 1, 2023	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Balance as of September 30, 2023
Common Equity	$17,631,850	$4,500,000	$(116,141)	$-	$231,041	$22,246,750
Preferred Equity	4,000,000	8,909,440	-	-	-	12,909,440
Total	$21,631,850	$13,409,440	$(116,141)	$-	$231,041	$35,156,190

*	Includes return of capital.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended September 30, 2022:

Investments Type	Balance as of April 1, 2022	Purchases	Proceeds From Sales or Other Disposition	Realized Gain/(Loss)	Unrealized Appreciation/ (Depreciation)	Balance as of September 30, 2022
Common Equity	$-	$8,360,000	$-	$-	$	$8,360,000
Total	$-	$8,360,000	$-	$-	$	$8,360,000

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the period ended September 30, 2023) is shown below:

Portfolio Company	Principal/ Shares/Units April 1, 2023	Principal/ Shares/Units September 30, 2023	Fair Value April 1, 2023	Purchases	Proceeds From Sales or Other Dispositions*	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value September 30, 2023	Dividend Income	Fee Income
Non-Control/Affiliate Investments:
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	$4,160,950	$-	$-	$-	$-	$4,160,950	$-	$-
Newark-Forest MHPS LLC (1)	-	N/A (2)	640,000	-	-	-	10,500	650,500	19,043	-
LBX Deptford Investors LLC (1)	-	N/A (2)	750,000	-	-	-	20,000	770,000	32,625	-
LBX Fashion Square Investors LLC (1)	-	N/A (2)	-	750,000	-	-	25,900	775,900	5,322	-
LBX Fair Oaks Investors LLC (1)	-	N/A (2)	-	1,000,000	-	-	108,800	1,108,800	11,637	-
LBX Manchester Investors LLC (1)	-	N/A (2)	-	750,000	(116,141)	-	27,841	661,700	9,858	-
LBX Mount Prospect Investors LLC (1)	-	N/A (2)	760,000	-	-	-	(20,000)	740,000	26,222	-
Post Sandstone Partners LLC (1)	-	N/A (2)	735,000	-	-	-	-	735,000	25,357	-
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	2,556,900	-	-	-	-	2,556,900	46,360	-
Total Non-Control/Affiliate Investments			9,602,850	2,500,000	(116,141)	-	173,041	12,159,750	176,424	-

Control Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	5,500,000	1,000,000	-	-	58,000	6,558,000	91,043	22,500
Fairbridge Credit LLC (1)	-	N/A (2)	-	5,000,000	-	-	-	5,000,000	58,796	118,830
Fairbridge Grand Hampton LLC (1)	-	N/A (2)	-	2,909,440	-	-	-	2,909,440	116,393	12,819
Total Control Investments			5,500,000	8,909,440	-	-	58,000	14,467,440	266,232	154,149

Total Non-Control/Affiliate and Control Investments			$15,102,850	$11,409,440	$(116,141)	$-	$231,041	$26,627,190	$442,656	$154,149

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.
*	Includes return of capital and other corporate actions.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2023, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended September 30, 2023, the Fund had interest income of $95,632 and dividend income of $514,729. For the six months ended September 30, 2023, the Fund had interest income of $158,070 and dividend income of $751,194. For each of the three and six months ended September 30, 2022, the Fund had $21 of interest income and no dividend income.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended September 30, 2023, the Fund had $188,595 and $318,914 of fee income, respectively. For the three and six months ended September 30, 2022, the Fund did not have any fee income.

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

For the three months ended September 30, 2023, there was $32,508 of Incentive Fee accrued and $106,515 in Management Fee was incurred as presented on the Statement of Operations.

For the six months ended September 30, 2023, there was $46,208 of Incentive Fee accrued and $195,159 in Management Fee was incurred as presented on the Statements of Operations.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of September 30, 2023, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of September 30, 2023, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of September 30, 2023, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. As of September 30, 2023, the Fund’s offering costs and organizational expense since inception in the amounts of $137,451 and $0, respectively, are subject to reimbursement from the Adviser. For the three months and six months ended September 30, 2023, the Adviser was reimbursed $21,025 of organizational expense and $8,975 of offering costs, respectively. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $8,975.

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

In addition, at the discretion of the Board, the Fund may provide liquidity to investors by one or more Liquidity Events. A “Liquidity Event” means, at the discretion of the Board a sale of all or substantially all of the Fund’s assets. However, since the Fund expects that many of the operators and managers of the entities that constitute the Targeted Assets may determine to liquidate the Targeted Assets prior to a contemplated Liquidity Event of the Fund, no sale of all or substantially all of the Targeted Assets may be necessary to return investors’ investments. The Fund will only consider a Liquidity Event if the terms of such Liquidity Event will be in the Fund’s investors’ best interests.

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

The following table summarizes the Fund’s distributions during the six months ended September 30, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2023	4/24/2023	$3.3333	$99,461	$61,863	$37,597
5/1/2023	5/22/2023	3.3333	120,327	76,303	44,024
6/1/2023	6/21/2023	3.3333	131,079	81,924	49,156
7/1/2023	7/21/2023	3.3333	132,973	80,972	52,001
8/1/2023	8/21/2023	3.3333	136,108	79,654	56,454
9/1/2023	9/20/2023	3.3333	147,397	86,947	60,450
Total		$19.9998	$767,345	$467,663	$299,682

There were no distributions during the six months ended September 30, 2022.

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of September 30, 2023.

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

Fund investors contributed aggregate capital effective October 1, 2023 in the amount of $2,675,000. Fund investors also contributed aggregate capital effective November 1, 2023 in the amount of $1,475,000.

The Fund made a monthly distribution on October 23, 2023 in the amount of $156,515 based on an annualized rate of approximately 4% of its net assets. The October 23, 2023 distribution resulted in $93,113 being paid to investors in cash and $63,402 being reinvested into the Fund.

The Fund made prepaid investments totaling $3.10 million during the three months ended September 30, 2023. On October 5, 2023, prepaid investments totaling $3.10 million were returned to the Fund.

11. Financial Highlights

	Six Months Ended September 30, 2023 (unaudited)	Six Months Ended September 30, 2022 (unaudited)
Per Share Operating Performance (for a Share outstanding throughout the period):
Net Asset Value, Beginning of Period	$981.43	$1,000.00
Net Investment Income (Loss) (1)	7.87	(63.36)
Net Change in Unrealized Appreciation (Depreciation) (1)	5.41	-
Net Increase (Decrease) in Net Assets Resulting from Operations (1)	13.28	(63.36)
Distributions Declared (1)	(20.00)	-
Accretion of Share Issuances (at $1,000 per share) (1)	8.50	38.95
Net Asset Value, End of Period	$983.21	$975.59
Total Return (not annualized)	2.19%	(6.56)%

Supplemental Data:
Net Assets, End of Period	$43,535,930	$11,566,357
Ratios to Average Net Assets (2):
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	5.02%	18.66%
Net Expenses After Reimbursement/Recoupment	5.02%	14.95%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	4.76%	14.95%
Net Investment Income (Loss)	1.76%	(14.95)%
Portfolio Turnover Rate (not annualized)	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.
(2)	Annualized for periods less than one year.

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

Business proceedings and operations officially commenced on July 1, 2022, and the first fiscal year end was March 31, 2023. The Fund is now in its second year of operations. For the three and six months ended September 30, 2023, the Fund raised approximately $4.74 million and $15.64 million, respectively.

During the three months ended September 30, 2023, the Fund generated $703,324 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $95,632 in interest income, totaling $798,956 for the period.

During the six months ended September 30, 2023, the Fund generated $1,070,108 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $158,070 in interest income, totaling $1,228,178 for the period.

Key Components of Operations

Investments

The Fund’s level of investment activity can and does vary substantially from period to period depending on many factors, including the general economic environment, the amount of capital we have available, and the competitive environment for the type of investments we make. As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act of 1940 unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

Investment Income

As of September 30, 2023, the Fund’s portfolio consisted of 20 common and preferred equity commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the three and six months ended September 30, 2023, the Fund generated $798,956 and $1,228,178, respectively, in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the fund’s underlying investments. The interest income came as a result of the fund’s short-term investments in money-market accounts. The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund’s primary operating expenses include the payment of the audit expense, management fee to the Adviser, legal and professional fees, interest expenses, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the quarter ended September 30, 2023, the Fund made three new investments and one follow-on investment across varying opportunities, bringing the total to 20 total investments since the Fund’s inception. This brought the total invested since inception to $37.74 million. In addition, for the three and six months ended September 30, 2023, the Fund raised approximately $4.74 million and $15.64 million, respectively, which was used to support the new investments and increase the Fund's liquidity, bringing the total capital contributions to $43.91 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund's fifth quarter of operations and sixth since launch, and as such, the Fund's performance should be considered in the context of its early stage of development.

Our operating results for the three and six months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total investment income	$798,956	$21	$1,228,178	$21
Total expenses, net of fees	450,227	288,233	909,156	361,269
Net investment income/(loss)	348,729	(282,212)	319,022	(289,343)
Net change in unrealized appreciation (depreciation)	162,541	-	231,041	-
Net increase (decrease) in net assets resulting from operations	$511,270	$(282,212)	$550,063	(289,343)

Expenses

The composition of our operating expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022
Professional fees	$139,119	$146,917
Directors and officers expense	74,480	42,000
Management fee	106,515	20,726
Marketing and distribution expense	40,125	26,500
Incentive fee expense	32,508	-
Accounting and administration fees	23,036	9,500
Insurance expense	7,827	7,086
Custody and transfer agent expense	10,202	4,785
Organizational expenses	-	6,000
Other expenses	16,415	24,719
Reimbursement from advisor	-	(6,000)
	$450,227	$282,233

Professional fees

The Fund’s professional fees primarily relate to auditing, legal, and valuation services. For the three months ended September 30, 2023 and 2022, the Fund incurred professional fees of $139,119 and $146,917, respectively.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three months ended September 30, 2023 and 2022, the Fund incurred directors and officers costs of $74,480 and $42,000, respectively.

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three months ended September 30, 2023 and 2022, the Fund incurred management fees of $106,515 and $20,726, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the three months ended September 30, 2023 and 2022, the Fund had marketing and distribution costs of $40,125 and $26,500, respectively.

Incentive Fee Expense

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. The Fund is to accrue, but not pay, this amount to the Adviser. For the three months ended September 30, 2023, the Fund had incentive fee expenses of $32,508.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three months ended September 30, 2023 and 2022, the Fund incurred accounting and administrative expenses of $23,036 and $9,500, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three months ended September 30, 2023 and 2022, the Fund had insurance expenses of $7,827 and $7,086, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the three months ended September 30, 2023 and 2022, the Fund had custody and transfer agent fees of $10,202 and $4,785, respectively.

Organizational expenses

Organizational fees represent costs that were incurred to form the Fund. For the three months ended September 30, 2023 and 2022, the Fund had organizational fees of $0 and $6,000, respectively.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the three months ended September 30, 2023 and 2022, the Fund had other expenses of $16,415 and $24,719, respectively.

Reimbursement from Advisor

Reimbursement from Advisor primarily includes organizational and offering expenses that were incurred by the Fund but paid by the Advisor prior to the Fund receiving $20.0 million in subscriptions. For the three months ended September 30, 2023 and 2022, the Fund had reimbursement from Advisor of $0 and $(6,000), respectively.

Net Change In Unrealized Appreciation (depreciation)

During the quarter ended September 30, 2023, the Fund had net change in unrealized appreciation of $36,559. This came as a result of the fair value of three investments within the Fund being marked at fair value. When performing a fair value assessment of the investments, the Valuation Designee monitors industry cap rates, interest rates, performance of the underlying properties and investments in the Fund, net operating income at the property and fund levels, debt, and overall micro and macroeconomic trends. Each investment considers all factors of the Fair Value hierarchy. Key inputs in these valuations, as referenced in the footnotes to the financial statements, include capitalization rates, net operating income, and debt at the property levels.

Details regarding the investments, amounts, valuation methodologies, and results of the valuations can be found in the financial statements and footnotes in this Report.

The composition of our operating expenses for the six months ended September 30, 2023 and 2022 were as follows:

	Six Months Ended September 30,
	2023	2022
Professional fees	$291,245	$146,917
Directors and officers expense	154,452	42,000
Management fee	195,159	20,726
Offering costs	36,606	-
Marketing and distribution expense	76,750	26,500
Incentive fee expense	46,208	-
Accounting and administration fees	42,036	9,500
Insurance expense	15,653	14,173
Custody and transfer agent expense	14,824	4,830
Organizational expenses	-	71,905
Other expenses	36,223	24,718
Reimbursement from advisor	-	(71,905)
	$909,156	$289,364

Professional fees

The Fund’s professional fees primarily relate to auditing, legal, and valuation services. For the six months ended September 30, 2023 and 2022, the Fund incurred professional fees of $291,245 and $146,917, respectively. The significant increase was primarily driven by the expansion of services needed due to increase in the size of the Fund.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the six months ended September 30, 2023 and 2022, the Fund incurred directors and officers costs of $154,452 and $42,000, respectively.

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the six months ended September 30, 2023 and 2022, the Fund incurred management fees of $195,159 and $20,726, respectively.

Offering costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the six months ended September 30, 2023 and 2022, the Fund expensed offering costs of $36,606 and $0, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund. For the six months ended September 30, 2023 and 2022, the Fund had marketing and distribution costs of $76,750 and $26,500, respectively. The increase is primarily driven by increased marketing presence to accredited investor platforms in an effort to increase the size of the Fund.

Incentive Fee Expense

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. The Fund is to accrue, but not pay, this amount to the Adviser. For the six months ended September 30, 2023 and 2022, the Fund had incentive fee expenses of $46,208 and $0, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the six months ended September 30, 2023 and 2022, the Fund incurred accounting and administrative expenses of $42,036 and $9,500, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the six months ended September 30, 2023 and 2022, the Fund had insurance expenses of $15,653 and $14,173, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the six months ended September 30, 2023 and 2022, the Fund had custody and transfer agent fees of $14,824 and $4,830, respectively.

Organizational expenses

Organizational fees represent costs that were incurred to form the Fund. For the six months ended September 30, 2023 and 2022, the Fund had organizational fees of $0 and $71,905, respectively.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the six months ended September 30, 2023 and 2022, the Fund had other expenses of $36,223 and $24,718, respectively.

Reimbursement from Advisor

Reimbursement from Advisor primarily includes organizational and offering expenses that were incurred by the Fund but paid by the Advisor prior to the Fund receiving $20.0 million in subscriptions. For the six months ended September 30, 2023 and 2022, the Fund had reimbursement from Advisor of $0 and $(71,905), respectively.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2023, the Fund had $3.20 million in short-term investments. The investments are liquidated into cash for investing and general corporate purposes at the discretion of management. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities was $15.22 million and $8.51 million for the six months ended September 30, 2023 and 2022 respectively, and the Fund’s cash provided by financing activities was $15.17 million and $11.66 for the same periods. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds of $15.64 million from shares issued.

During the six months ended September 30, 2023, the Fund closed offerings at the beginning of each calendar month, raising $15.64 million in cash that was available for the Adviser to invest in qualified investments. The Fund intends to continue to invest available capital in accordance with its investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to September 30, 2023, the Fund has received total capital contributions of $43.91 million in equity, and the Adviser anticipates this number to continue growing for the foreseeable future.

The Fund has made distributions of $767,345 as a return on capital to investors during the six months ended September 30, 2023. These distributions are at the sole discretion of the Adviser.

The Fund accepted additional subscriptions of $2,675,000 and $1,875,000 on October 1, 2023 and November 1, 2023, respectively. The Fund distributed additional cash of $156,515 as a return on capital to investors on October 23, 2023.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Excluding the Fund’s Level 1 short-term investments in overnight accounts, all of the Fund’s investments are classified as Level 3.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, August 1, and September 1, 2023, the Fund sold $519,000, $888,783, and $3,330,000, respectively, aggregating approximately $4.74 million of unregistered common shares of beneficial interest to accredited investors. For the period from July 1, 2023, through September 30, 2023, the Fund made investments in four different commercial real estate opportunities spread across various parts of the United States totaling approximately $7.00 million. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

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

Wellings Real Estate Income Fund

Date: November 13, 2023	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: November 13, 2023	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer