Form 10-Q
period 2023-12-31
Wellings Real Estate Income Fund
filed 2024-02-13
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	March 31,
	(unaudited)	2023
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $11,500,000 and $9,500,000, respectively)	$11,812,418	$9,574,000
Non-Control/Affiliate Investments, at fair value (cost $13,366,959 and $9,450,000, respectively)	13,665,450	9,602,850
Control Investments, at fair value (cost $17,588,107 and $5,500,000, respectively)	17,646,107	5,500,000
Short-Term Investments, at fair value (cost $8,120,872 and $3,326,294, respectively)	8,120,872	3,326,294
Total Investments, at fair value (cost $50,575,938 and $27,776,294, respectively)	51,244,847	28,003,144
Cash	-	45,000
Receivable from Adviser for reimbursement of organizational expense and offering costs	92,451	130,844
Deferred offering costs	-	36,606
Other assets	7,826	-
TOTAL ASSETS	51,345,124	28,215,594

LIABILITIES
Payable to Adviser	92,451	223,476
Incentive fee payable	133,782	45,370
Professional fees payable	174,083	110,441
Directors and officers expense payable	35,570	5,000
Distributions received in advance	780,353	-
Other payables	81,996	18,550
TOTAL LIABILITIES	1,298,235	402,837

TOTAL NET ASSETS	$50,046,889	$27,812,757

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$49,171,833	$28,090,282
Accumulated distributable gain (loss)	875,056	(277,525)

TOTAL NET ASSETS	$50,046,889	$27,812,757

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	50,759	28,339

NET ASSET VALUE PER SHARE	$985.96	$981.43

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2023

(UNAUDITED)

			Initial
		Geographic	Acquisition			Percent of
Portfolio Company/Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,001,118	6.00
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.10
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	1.23
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	0.96
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.90
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	750,000	1.50
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	10.19
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.72
Total Non-Control/Non-Affiliate Investments				11,500,000	11,812,418	23.60

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,047,500	8.09
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.30
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.54
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.55
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	2.21
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.32
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.48
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	1.47
SCC Flint River Holdings, LP (3)(4)
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,533,100	1,533,100	3.06
TC-BKM US Industrial Fund I, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,642,950	5.28
Total Non-Control/Affiliate Investments				13,366,959	13,665,450	27.30

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	9,500,000	9,558,000	19.10
Fairbridge Credit LLC (3)(4)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	9.99
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	3,088,107	3,088,107	6.17
Total Control Investments				17,588,107	17,646,107	35.26

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	12/31/2023	8,120,872	8,120,872	16.23
Total Short-Term Investments				8,120,872	8,120,872	16.23

Total Investments				$50,575,938	51,244,847	102.39
Liabilities in Excess of Other Assets					(1,197,958)	(2.39)
Net Assets					$50,046,889	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.

(3)	Investment is restricted as to resale. As of December 31, 2023, the total cost and fair value of investments subject to restrictions on sales was $42,455,066 and $43,123,975, respectively, representing 86.17% of the Fund's net assets.

(4)	Income producing.

(5)	Included in the above, as of December 31, 2023, Crystal View Capital Fund IV, L.P. held eight real estate assets comprised of Federal Storage, Mountain Vista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, and Fairfield Manor. The Fund’s proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $1,386,637, $447,302, $1,431,367, $1,431,367, $916,075, $827,509, $2,008,387, $2,236,511, respectively.

(6)	5.25% seven-day annualized yield as of December 31, 2023.

*	Investment represents more than 5% of the Fund's net assets. Nothing held at these underlying investments represent more than 5% of the Fund's net assets.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2023

			Initial
		Geographic	Acquisition			Percent of
Portfolio Company/ Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	10.95
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.98
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	2.10
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.72
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	3.29
Riparian Baltimore SFR Investors I LLC (3)
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	4,000,000	4,000,000	14.38
Common Equity, Membership Interests	Single Family	United States	3/21/2023	-	-	-
Total Non-Control/Non-Affiliate Investments				9,500,000	9,574,000	34.42

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	14.96
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	640,000	2.30
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	750,000	2.70
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	760,000	2.73
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	2.64
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	9.19
Total Non-Control/Affiliate Investments				9,450,000	9,602,850	34.52

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United Sates	11/30/2022	5,500,000	5,500,000	19.78
Total Control Investments				5,500,000	5,500,000	19.78

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund
Institutional Class		United States	3/31/2023	3,326,294	3,326,294	11.96
Total Short-Term Investments				3,326,294	3,326,294	11.96

Total Investments				$27,776,294	28,003,144	100.68
Other Assets Less Liabilities					(190,387)	(0.68)
Net Assets					$27,812,757	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company's capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company's capital.

(3)	Investment is restricted as to resale. As of Mach 31, 2023, the total cost and fair value of investments subject to restrictions on sales was $24,450,000 and $24,676,850, respectively, representing 88.72% of the Fund's net assets.

(4)	Income producing.

(5)	Included in the above, as of March 31, 2023, Crystal View Capital Fund IV, L.P. held three real estate assets comprised of Federal Storage, Mountain Vista Storage and Speedway Storage. The Fund's proportionate share of the acquisition amounts including allocations made to goodwill of Federal Storage, Mountain Vista Storage and Speedway Storage was approximately $719,000, $2,228,900 and $2,300,800, respectively.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$-	$50,000	$112,500	$50,000
Dividend income	223,404	-	531,942	-
Non-Control/Affiliate Investments:
Fee income	35,000	35,000	35,000	35,000
Dividend income	134,296	22,026	310,720	22,026
Control Investments:
Fee income	67,500	-	228,698	-
Dividend income	357,579	-	623,811	-
Interest income	86,410	30	244,480	52
Other fee income	50,619	-	95,835	-

TOTAL INVESTMENT INCOME	954,808	107,056	2,182,986	107,078

EXPENSES
Professional fees	195,571	93,991	481,915	240,909
Directors and officers expense	44,570	30,000	199,022	72,000
Management fee	127,058	35,415	322,217	56,141
Offering costs	-	51,644	36,606	73,213
Marketing and distribution expense	38,400	38,000	115,150	64,500
Incentive fee	42,204	-	88,412	-
Accounting and administration fees	20,127	9,500	62,163	19,000
Insurance expense	7,827	9,586	23,480	23,759
Custody and transfer agent expense	10,656	1,374	25,480	6,204
Organizational expense	-	(64,630)	-	7,275
Other expenses	38,502	18,712	79,625	21,861

TOTAL EXPENSES	524,915	223,592	1,434,070	584,862

Recoupment by Adviser of previously reimbursed expenses	38,394	-	38,394	-
Reimbursement from Adviser	-	(8,583)	-	(80,488)

NET EXPENSES	563,309	215,009	1,472,464	504,374

NET INVESTMENT INCOME (LOSS)	$391,499	$(107,953)	$710,522	$(397,296)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON:
Non-Control/Non-Affiliate Investments	238,418	-	238,418	-
Non-Control/Affiliate Investments	(27,400)	117,850	145,641	117,850
Control Investments	-	-	58,000	-

TOTAL NET CHANGE IN UNREALIZED APPRECIATION	211,018	117,850	442,059	117,850

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$602,517	$9,897	$1,152,581	$(279,446)

Weighted average common Shares outstanding	48,917	16,457	41,936	8,544

Net investment income (loss) per common Share (basic and diluted) (1)	$8.00	$(6.56)	$16.94	$(46.50)

Earnings (loss) per common Share (basic and diluted) (1)	$12.32	$(6.56)	$27.48	$(46.50)

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:
Net investment income (loss)	$391,499	$(107,953)	$710,522	$(397,296)
Net change in unrealized appreciation	211,018	117,850	442,059	117,850

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	602,517	9,897	1,152,581	(279,446)

DISTRIBUTIONS TO SHAREHOLDERS	(571,374)	-	(1,338,719)	-

CAPITAL TRANSACTIONS:
Proceeds from shares sold	6,249,000	6,962,106	21,889,773	18,617,806
Reinvestment of distributions	230,816	-	530,497	-

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	6,479,816	6,962,106	22,420,270	18,617,806

NET INCREASE IN NET ASSETS	6,510,959	6,972,003	22,234,132	18,338,360

NET ASSETS:
Beginning of period	43,535,930	11,566,357	27,812,757	200,000
End of period	$50,046,889	$18,538,360	$50,046,889	$18,538,360

CAPITAL SHARE TRANSACTIONS:
Shares sold	6,249	6,962	21,890	18,618
Reinvestment of distributions	231	-	530	-

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	6,480	6,962	22,420	18,618

SHARES:
Beginning of period	44,279	11,856	28,339	200
End of period	50,759	18,818	50,759	18,818

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,152,581	$(279,446)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(18,121,207)	(16,950,000)
Return of capital distribution from investments	116,141	-
Change in short-term investments, net	(4,794,578)	-
Net change in unrealized (appreciation) depreciation:
Non-Control/Non-Affiliate Investments	(238,418)	-
Non-Control/Affiliate Investments	(145,641)	(117,850)
Control Investments	(58,000)	-
Increase in offering costs	-	(71,419)
Amortization of deferred offering costs	36,606	73,213
Changes in Operating Assets and Liabilities:
(Increase)/decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	38,393	(80,488)
Decrease/(increase) in other assets	(7,826)	(7,086)
Increase/(decrease) in payable to Adviser	(131,025)	78,694
Increase/(decrease) in professional fees payable	63,642	130,267
Increase/(decrease) in incentive fee payable	88,412	-
Increase/(decrease) in directors and officers expense payable	30,570	12,000
Increase/(decrease) in distributions received in advance	780,353	-
Increase/(decrease) in other payables	63,446	8,893
Net Cash used in Operating Activities	(21,126,551)	(17,203,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	21,889,773	18,567,806
Cash distributions paid, net of reinvestments	(808,222)	-
Net Cash Provided by Financing Activities	21,081,551	18,567,806

NET INCREASE (DECREASE) IN CASH	(45,000)	1,364,584

CASH:
Beginning of Period	45,000	200,000
End of Period	$-	$1,564,584

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$530,497	$-
Receivable for shares sold	$-	$50,000

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of December 31, 2023, the Fund had made investments totaling $42,455,066 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund will continue to reimburse the Adviser during the next few operational quarters until the full reimbursement amount is paid. The Adviser will on occasion pay invoices on behalf of the Fund, of which the Adviser is due reimbursement.

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

In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on June 29, 2023. The interim results for the nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

All shareholders bear the common expenses of the Fund and earn income including realized gains/losses from the portfolio pro rata based on the average daily net assets of the Fund.

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2023, the Fund holds no cash and short-term investments in the amount of $8,120,872. Cash equivalents totaling $3,326,294 as of March 31, 2023 were reclassified to short-term investments to conform with current period presentation. The reclassification had no impact on earnings or net asset value as of March 31, 2023.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of December 31, 2023. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$25,401,650	$3,001,118	$28,402,768
Preferred Equity	-	-	14,721,207	-	14,721,207
Short-Term Investments	8,120,872	-	-	-	8,120,872
Total Investments	$8,120,872	$-	$40,122,857	$3,001,118	$51,244,847

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

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of December 31, 2023, are as follows:

Investment Category	Investment Strategy	Fair Value	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Multifamily	Strategy targeting investments in established companies.	$3,001,118	N/A	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.

*	The information summarized in the table above represents the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of December 31, 2023:

Investment Type	Fair Value December 31, 2023	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$25,401,650	Cost	Transaction Price	N/A
		Income Approach / Discounted Cash Flow	Cost of Equity	12.5% - 26.6% (15.6%)
			Capitalization Rate	7.5%
			Investment Growth Expectations	4.0%
Preferred Equity	14,721,207	Cost	Transaction Price	N/A
Total	$40,122,857

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

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended December 31, 2023:

Investment Type	Balance as of April 1, 2023	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of December 31, 2023
Common Equity	$17,631,850	$7,500,000	$(116,141)	$-	$385,941	$25,401,650
Preferred Equity	4,000,000	10,621,207	-	-	100,000	14,721,207
Total	$21,631,850	$18,121,207	$(116,141)	$-	$485,941	$40,122,857

*	Includes return of capital.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended December 31, 2022:

Investments Type	Balance as of April 1, 2022	Purchases	Proceeds From Sales or Other Disposition	Realized Gain/(Loss)	Unrealized Appreciation	Balance as of December 31, 2022
Common Equity	$-	$16,950,000	$-	$-	$117,850	$17,067,850
Total	$-	$16,950,000	$-	$-	$117,850	$17,067,850

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the nine months ended December 31, 2023) is shown below:

	Principal/	Principal/					Net Change
	Shares/Units	Shares/Units	Fair Value		Proceeds From		in Unrealized	Fair Value
	April 1,	December 31,	April 1,		Sales or Other	Net Realized	Appreciation	December 31,	Dividend	Fee
Portfolio Company	2023	2023	2023	Purchases	Dispositions*	Gain (Loss)	(Depreciation)	2023	Income	Income
Non-Control/Affiliate Investments:
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	$4,160,950	$-	$-	$-	$(113,450)	$4,047,500	$-	$-
Newark-Forest MHPS LLC (1)	-	N/A (2)	640,000	-	-	-	10,500	650,500	28,722	-
LBX Deptford Investors LLC (1)	-	N/A (2)	750,000	-	-	-	20,000	770,000	43,751	-
LBX Fashion Square Investors LLC (1)	-	N/A (2)	-	750,000	-	-	25,900	775,900	18,555	-
LBX Fair Oaks Investors LLC (1)	-	N/A (2)	-	1,000,000	-	-	108,800	1,108,800	32,509	-
LBX Manchester Investors LLC (1)	-	N/A (2)	-	750,000	(116,141)	-	27,841	661,700	25,159	-
LBX Mount Prospect Investors LLC (1)	-	N/A (2)	760,000	-	-	-	(20,000)	740,000	38,904	-
Post Sandstone Partners LLC (1)	-	N/A (2)	735,000	-	-	-	-	735,000	38,035	-
SCC Flint River Holdings, LP (1)	-	N/A (2)	-	1,533,100	-	-	-	1,533,100	-	35,000
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	2,556,900	-	-	-	86,050	2,642,950	85,085	-
Total Non-Control/Affiliate Investments			9,602,850	4,033,100	(116,141)	-	145,641	13,665,450	310,720	35,000

Control Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	5,500,000	4,000,000	-	-	58,000	9,558,000	193,483	90,000
Fairbridge Credit LLC (1)	-	N/A (2)	-	5,000,000	-	-	-	5,000,000	235,185	136,095
Fairbridge Grand Hampton LLC (1)	-	N/A (2)	-	3,088,107	-	-	-	3,088,107	195,143	2,603
Total Control Investments			5,500,000	12,088,107	-	-	58,000	17,646,107	623,811	228,698

Total Non-Control/Affiliate and Control Investments			$15,102,850	$16,121,207	$(116,141)	$-	$203,641	$31,311,557	$934,531	$263,698

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.
*	Includes return of capital and other corporate actions.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2023, the Fund does not hold any non-qualifying assets.

Allocation of Profits and Losses

On each Valuation Date, the Fund will allocate income, gains, losses, and deductions for the period since the last Valuation Date pro rata in proportion to the balances in the opening capital accounts in the Fund on the first day of the period (after taking into account any subscriptions, distributions and redemptions since the previous Valuation Date). The profits and losses for any period will reflect unrealized profits and losses on the value of the Fund’s assets during the period, as well as realized capital gains and losses, and any income during the period.

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended December 31, 2023, the Fund had interest income of $86,410 and dividend income of $715,279. For the nine months ended December 31, 2023, the Fund had interest income of $244,480 and dividend income of $1,466,473. For the three months ended December 31, 2022, the Fund had interest income of $30 and dividend income of $22,056. For the nine months ended December 31, 2022, the Fund had interest income of $52 and dividend income of $22,026.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. Other fee income as presented on the statement of operations relates to similar fees received from prospective investments that are not consummated. For the three and nine months ended December 31, 2023, the Fund had $153,119 and $472,033 of fee income, respectively. For each of the three and nine months ended December 31, 2022, the Fund had $85,000 of fee income.

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

For the three months ended December 31, 2023, there was $42,204 of Incentive Fee accrued and $127,058 in Management Fee was incurred as presented on the Statement of Operations. For the three months ended December 31, 2022 there was no Incentive Fee accrued and $35,415 in Management Fee was incurred as presented on the Statement of Operations.

For the nine months ended December 31, 2023, there was $88,412 of Incentive Fee accrued and $322,217 in Management Fee was incurred as presented on the Statements of Operations. For the nine months ended December 31, 2022 there was no Incentive Fee accrued and $56,141 in Management Fee was incurred as presented on the Statement of Operations.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of December 31, 2023, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of December 31, 2023, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of December 31, 2023, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. As of December 31, 2023, the Fund’s organizational expense and offering costs since inception in the amounts of $0 and $92,451, respectively, are subject to reimbursement to the Adviser. For the three months ended December 31, 2023, the Adviser was reimbursed $45,000 of offering costs. Of this amount, $38,974 was charged to the Fund in the form of recoupment for the fees previously expensed and waived by the Adviser in prior periods, and $6,606 in accruals that were previously expensed, but not waived or reimbursed to the Adviser. For the nine months ended December 31, 2023, the Adviser was reimbursed $21,025 of organizational expense and $53,975 of offering costs. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $53,975.

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

The following table summarizes the Fund’s distributions during the nine months ended December 31, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2023	4/24/2023	$3.3333	$99,460	$61,863	$37,597
5/1/2023	5/22/2023	3.3333	120,327	76,303	44,024
6/1/2023	6/21/2023	3.3333	131,079	81,924	49,155
7/1/2023	7/21/2023	3.3333	132,973	80,972	52,001
8/1/2023	8/21/2023	3.3333	136,109	79,655	56,454
9/1/2023	9/21/2023	3.3333	147,397	86,947	60,450
10/1/2023	10/23/2023	3.3333	156,515	93,113	63,402
11/1/2023	11/17/2023	4.1667	203,720	122,190	81,530
12/1/2023	12/18/2023	4.1667	211,139	125,255	85,884
Total:		$31.6667	$1,338,719	$808,222	$530,497

There were no distributions during the nine months ended December 31, 2022.

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of December 31, 2023.

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

Fund investors contributed aggregate capital effective January 1, 2024 in the amount of $1,887,522. Fund investors also contributed aggregate capital effective February 1, 2024 in the amount of $3,085,000.

The Fund made a monthly distribution on January 22, 2024 in the amount of $219,362 based on an annualized rate of approximately 5% of its net assets. The January 22, 2024 distribution resulted in $129,503 being paid to investors in cash and $89,859 being reinvested into the Fund.

11. Financial Highlights (Unaudited)

	Nine Months Ended December 31,
	2023	2022
Per Share Operating Performance (for a Share outstanding throughout the period):
Net Asset Value, Beginning of Period	$981.43	$1,000.00
Net Investment Income (Loss) (1)	16.26	(73.96)
Net Change in Unrealized Appreciation (Depreciation) (1)	9.57	6.26
Net Increase (Decrease) in Net Assets Resulting from Operations (1)	25.83	(67.70)
Distributions Declared (1)	(31.67)	-
Accretion of Share Issuances (at $1,000 per share) (1)	10.37	52.85
Net Asset Value, End of Period	$985.96	$985.15
Total Return (not annualized)	3.68%	(6.65)%

Supplemental Data:
Net Assets, End of Period	$50,046,889	$18,538,360
Ratios to Average Net Assets (2):
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	4.79%	10.26%
Net Expenses After Reimbursement/Recoupment	4.92%	8.87%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	4.62%	8.87%
Net Investment Income (Loss)	2.37%	(6.99)%
Portfolio Turnover Rate (not annualized)	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.

(2)	Annualized for periods less than one year.

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

Business proceedings and operations officially commenced on July 1, 2022, and the first fiscal year end was March 31, 2023. The Fund is now in its second year of operations. For the three and nine months ended December 31, 2023, the Fund raised approximately $6.25 million and $21.89 million, respectively.

During the three months ended December 31, 2023, the Fund generated $868,398 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $86,410 in interest income, totaling $954,808 for the period.

During the nine months ended December 31, 2023, the Fund generated $1,938,506 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $244,480 in interest income, totaling $2,182,986 for the period.

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

Investment Income

As of December 31, 2023, the Fund's portfolio consisted of 21 common and preferred equity commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the three and nine months ended December 31, 2023, the Fund generated $954,808 and $2,182,986, respectively, in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the fund’s underlying investments. The interest income came as a result of the fund’s short-term investments in money-market accounts. The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

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

Investment Activity

During the three months ended December 31, 2023, the Fund made one new investment and three follow-on investments across varying opportunities, bringing the total to 21 total investments since the Fund’s inception. This brought the total invested since inception to $42.46 million. In addition, for the three and nine months ended December 31, 2023, the Fund raised approximately $6.25 million and $21.89 million, respectively, which was used to support the new investments and increase the Fund's liquidity, bringing the total capital contributions to $50.16 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund's sixth quarter of operations and seventh since launch, and as such, the Fund's performance should be considered in the context of its early stage of development.

Our operating results for the three and nine months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Total investment income	$954,808	$107,056	$2,182,986	$107,078
Total expenses, net of fees	563,309	215,009	1,472,464	504,374
Net investment income/(loss)	391,499	(107,953)	710,522	(397,296)
Net change in unrealized appreciation (depreciation)	211,018	117,850	422,059	117,850
Net increase (decrease) in net assets resulting from operations	$602,517	$9,897	$1,152,581	(279,446)

Expenses

The composition of our operating expenses for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,
	2023	2022
Professional fees	$195,571	$93,991
Directors and officers expense	44,570	30,000
Management fee	127,058	35,415
Offering costs	-	51,644
Marketing and distribution expense	38,400	38,000
Incentive fee	42,204	-
Accounting and administration fees	20,127	9,500
Insurance expense	7,827	9,586
Custody and transfer agent expense	10,656	1,374
Organizational expenses	-	(64,630)
Other expenses	38,502	18,712
Recoupment by Adviser of previously reimbursed expenses	38,394	-
Reimbursement from Adviser	-	(8,583)
	$563,309	$215,009

Professional fees

The Fund’s professional fees primarily relate to auditing, legal, and valuation services. For the three months ended December 31, 2023 and 2022, the Fund incurred professional fees of $195,571 and $93,991, respectively. The significant increase year-over-year was due to the increased scope of the Fund’s service providers. During the three months ended December 31, 2023, the Fund incurred significantly higher legal expenses due to the complex nature of structuring preferred equity deals. These expenses were offset, however, by the fee income received from the operators of the preferred equity deals.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three months ended December 31, 2023 and 2022, the Fund incurred directors and officers costs of $44,570 and $30,000, respectively.

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three months ended December 31, 2023 and 2022, the Fund incurred management fees of $127,058 and $35,415, respectively.

Offering Costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the three months ended December 31, 2023 and 2022, the Fund amortized offering costs of $0 and $51,644, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the three months ended December 31, 2023 and 2022, the Fund had marketing and distribution costs of $38,400 and $38,000, respectively.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. The Fund is to accrue, but not pay, this amount to the Adviser as the balance related to unrealized appreciation of the Fund’s investments. For the three months ended December 31, 2023, the Fund had incentive fee expense of $42,204.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three months ended December 31, 2023 and 2022, the Fund incurred accounting and administrative expenses of $20,127 and $9,500, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three months ended December 31, 2023 and 2022, the Fund had insurance expenses of $7,827 and $9,586, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the three months ended December 31, 2023 and 2022, the Fund had custody and transfer agent fees of $10,656 and $1,374, respectively.

Organizational expenses

Organizational fees represent costs that were incurred to form the Fund. For the three months ended December 31, 2023 and 2022, the Fund had organizational fees of $0 and $(64,630), respectively. The reason 2022 saw a negative balance was due to the fact that the Adviser paid all organizational expenses and offering costs prior to the Fund reaching $20.0 million in subscriptions. Upon reaching the $20.0 million threshold, the Fund began to reimburse the Adviser for these expenses.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the three months ended December 31, 2023 and 2022, the Fund had other expenses of $38,502 and $18,712, respectively.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses consists of expenses that were originally paid by the Adviser and subject to reimbursement by the Fund upon achieving $20.0 million in subscriptions. For the three months ended December 31, 2023 and 2022, the Fund had recoupment by Adviser of previously reimbursed expenses of $38,394 and $0, respectively.

Reimbursement from Adviser

Reimbursement from Adviser primarily includes organizational and offering expenses that were incurred by the Fund but paid by the Adviser prior to the Fund receiving $20.0 million in subscriptions. For the three months ended December 31, 2023 and 2022, the Fund had reimbursement from Adviser of $0 and $(8,583), respectively.

Net Change In Unrealized Appreciation (depreciation)

During the quarter ended December 31, 2023 and 2022, the Fund had net change in unrealized appreciation of $211,018 and $117,850, respectively. This came as a result of the value of several investments within the Fund being marked at fair value. When performing a fair value assessment of the investments, the Valuation Designee monitors industry cap rates, interest rates, performance of the underlying properties and investments in the Fund, net operating income at the property and fund levels, debt, and overall micro and macroeconomic trends. Each investment considers all factors of the Fair Value hierarchy. Key inputs in these valuations, as referenced in the footnotes to the financial statements, include capitalization rates, net operating income, and debt at the property levels.

Details regarding the investments, amounts, valuation methodologies, and results of the valuations can be found in the financial statements and footnotes in this Report.

The composition of our operating expenses for the nine months ended December 31, 2023 and 2022 were as follows:

	Nine Months Ended December 31,
	2023	2022
Professional fees	$481,915	$240,909
Directors and officers expense	199,022	72,000
Management fee	322,217	56,141
Offering costs	36,606	73,213
Marketing and distribution expense	115,150	64,500
Incentive fee	88,412	-
Accounting and administration fees	62,163	19,000
Insurance expense	23,480	23,759
Custody and transfer agent expense	25,480	6,204
Organizational expenses	-	7,275
Other expenses	79,625	21,861
Recoupment by Adviser of previously reimbursed expenses	38,394	-
Reimbursement from adviser	-	(80,488)
	$1,472,464	$504,374

Professional fees

The Fund’s professional fees primarily relate to auditing, legal, and valuation services. For the nine months ended December 31, 2023 and 2022, the Fund incurred professional fees of $481,915 and $240,909, respectively. The significant increase was primarily driven by the expansion of services needed due to increase in the size of the Fund.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings along with financial and compliance services. For the nine months ended December 31, 2023 and 2022, the Fund incurred directors and officers costs of $199,022 and $72,000, respectively.

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the nine months ended December 31, 2023 and 2022, the Fund incurred management fees of $322,217 and $56,141, respectively.

Offering costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the nine months ended December 31, 2023 and 2022, the Fund expensed offering costs of $36,606 and $73,213, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund. For the nine months ended December 31, 2023 and 2022, the Fund had marketing and distribution costs of $115,150 and $64,500, respectively. The increase is primarily driven by increased marketing presence to accredited investor platforms in an effort to increase the size of the Fund.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. The Fund is to accrue, but not pay, this amount to the Adviser as the balance related to unrealized appreciation of the Fund’s investments. For the nine months ended December 31, 2023 and 2022, the Fund had incentive fee expenses of $88,412 and $0, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the nine months ended December 31, 2023 and 2022, the Fund incurred accounting and administrative expenses of $62,163 and $19,000, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the nine months ended December 31, 2023 and 2022, the Fund had insurance expenses of $23,480 and $23,759, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the nine months ended December 31, 2023 and 2022, the Fund had custody and transfer agent fees of $25,480 and $6,204, respectively.

Organizational expenses

Organizational expenses represent costs that were incurred to form the Fund. For the nine months ended December 31, 2023 and 2022, the Fund had organizational expenses of $0 and $7,275, respectively.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the nine months ended December 31, 2023 and 2022, the Fund had other expenses of $79,625 and $21,861, respectively.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses consists of expenses that were originally paid by the Adviser and subject to reimbursement by the Fund upon achieving $20.0 million in subscriptions. For the nine months ended December 31, 2023 and 2022, the Fund had recoupment by Adviser of previously reimbursed expenses of $38,394 and $0, respectively.

Reimbursement from Adviser

Reimbursement from Adviser primarily includes organizational and offering expenses that were incurred by the Fund but paid by the Adviser prior to the Fund receiving $20.0 million in subscriptions. For the nine months ended December 31, 2023 and 2022, the Fund had reimbursement from Adviser of $0 and $(80,488), respectively.

Net Change In Unrealized Appreciation (depreciation)

During the nine months ended December 31, 2023 and 2022, the Fund had net change in unrealized appreciation of $422,059 and $117,850, respectively. This came as a result of the fair market value of several investments within the Fund being adjusted as of the reporting date. When performing a fair value assessment of the investments, the Valuation Designee monitors industry cap rates, interest rates, performance of the underlying properties and investments in the Fund, net operating income at the property and fund levels, debt, and overall micro and macroeconomic trends. Each investment considers all factors of the Fair Value hierarchy. Key inputs in these valuations, as referenced in the footnotes to the financial statements, include capitalization rates, net operating income, and debt at the property levels.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2023, the Fund had $8.12 million in short-term investments. The investments are liquidated into cash for investing and general corporate purposes at the discretion of management. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities was $21.13 million and $17.20 million for the nine months ended December 31, 2023 and 2022 respectively, and the Fund’s cash provided by financing activities was $21.08 million and $18.57 for the same periods. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds of $21.89 million from shares issued.

During the nine months ended December 31, 2023, the Fund closed offerings at the beginning of each calendar month, raising $21.89 million in cash that was available for the Adviser to invest in qualified investments. The Fund intends to continue to invest available capital in accordance with its investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to December 31, 2023, the Fund has received total capital contributions of $50.16 million in equity, and the Adviser anticipates this number to continue growing for the foreseeable future.

The Fund has made distributions of $1.34 million to investors during the nine months ended December 31, 2023. Cash available for distributions was generated from the Fund’s underlying investments. These distributions are at the sole discretion of the Adviser.

The Fund accepted additional subscriptions of $1,887,522 and $3,085,000 on January 1, 2024 and February 1, 2024, respectively. The Fund distributed additional cash of $219,361 as a return on capital to investors on January 22, 2024.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, November 1, and December 1, 2023, the Fund sold $2,675,000, $1,875,000, and $1,699,000, respectively, aggregating approximately $6.25 million of unregistered common shares of beneficial interest to accredited investors. For the period from October 1, 2023, through December 31, 2023, the Fund made investments in four different commercial real estate opportunities spread across various parts of the United States totaling approximately $4.71 million. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

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

Wellings Real Estate Income Fund

Date: February 13, 2024	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: February 13, 2024	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer