Form 10-K
period 2024-03-31
Wellings Real Estate Income Fund
filed 2024-06-28
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

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

(Zip Code)

800-844-2188

Registrant’s telephone number, including area code

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is currently no established public market for the Registrant’s common shares. The number of common shares outstanding as of June 18, 2024 was 62,631.588.

Wellings Real Estate Income Fund

FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including Financial Statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
CEO	Chief Executive Officer
CFO	Chief Financial Officer
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (the “Fund”), current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	business prospects and the prospects of the Fund’s portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of Wellings Capital Management, LLC (the “Investment Adviser” or the “Adviser”) to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

●	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in the Fund’s operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Fund invests;

●	the ability of the companies in which the Fund invests to achieve their objectives;

●	the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;

●	the use of borrowed money to finance a portion of the Fund’s investments;

●	the adequacy, availability and pricing of the Fund’s financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

●	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In addition, new risks and uncertainties emerge from time to time, and it is not possible for the Fund to predict all risks and uncertainties, nor can the Fund assess the impact of all factors on the Fund’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements.

Introduction

Wellings Real Estate Income Fund, a Delaware Trust, operates a commercial real estate Business Development Company (“BDC”).  As used herein, the “Fund,” “we,” “our,” “us,” or similar formulations include Wellings Real Estate Income Fund and its’ Adviser, except as the context otherwise requires. All references in this report to “fiscal 2024” are to the Fund’s fiscal year ending March 31, 2024.

PART I.

Item 1. Description of Business

The Fund

The Fund is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), in connection with this offering. In addition, for tax purposes, the Fund has elected to be taxed as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is externally managed by its Investment Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) prior to the Fund filing an election to be treated as a BDC under the 1940 Act and has approximately $140 million in assets under management as of March 31, 2024. Each of Paul Moore and Benjamin Kahle, the Fund’s Chief Executive Officer and Chief Operating Officer, respectively, are the controlling shareholders of the Investment Adviser. The Fund has entered into an agreement (the “Administration Agreement”) with UMB Fund Services Inc. (the “Administrator”) to provide certain administrative services to the Fund.

The Fund’s primary investment objectives are to:

●	preserve investors’ capital;

●	make regular distributions to investors’ from its investments; and

●	realize income and appreciation from its investments.

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

As a BDC, at least 70% of the Fund’s assets must be “qualifying assets,” which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and the BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, a BDC is permitted to invest up to 30% of its total assets opportunistically in “non-qualifying assets,” such as investments in non-U.S. companies and Collateralized Loan Obligations. Non-qualifying assets are not part of the Fund’s business plan. See “Regulation” below.

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

The Investment Adviser’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring the Fund’s investments and monitoring and servicing the Fund’s investments. As of March 31, 2024, the Investment Team was comprised of five investment professionals, all of whom dedicate a substantial portion of their time to the Fund. These individuals may have additional responsibilities other than those relating to the Fund, but generally allocate a substantial portion of their time in support of the Fund’s business and the Fund’s investment objectives as a whole. In addition, the Investment Adviser believes that it has excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. The Fund expects to benefit from the support provided by these personnel in the Fund’s operations. The Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Investment Team have been actively involved in making investments in the Targeted Assets for an average of 15 years and have built strong relationships with the personnel of the management teams of the Targeted Assets as well as various services providers to such Targeted Assets, including banks, financial institutions, law firms, and accounting and consulting firms.

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

[15]	https://realtyexchangeweb.com/blog-articles/10-reasons-for-multifamily-investments-in-2021
[16]	https://www.bisnow.com/national/news/multifamily/baby-boomers-are-driving-rental-demand-58325?rt=12858

The Targeted Assets that are MHCs consist of equity securities issued by special-purpose entities that own MHCs and that qualify as eligible portfolio companies under the 1940 Act. Such special-purpose entities will likely be structured as limited liability companies or limited partnerships.

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

The Targeted Assets that are self-storage facilities consist of equity securities issued by entities that invest in self-storage facilities and that qualify as eligible portfolio companies under the 1940 Act.

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

The Targeted Assets that are industrial real estate consist of equity securities issued by entities that invest in industrial real estate and that qualify as eligible portfolio companies under the 1940 Act.

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

The Targeted Assets that are recreational vehicle parks consist of equity securities issued by entities that invest in recreational vehicle parks and that qualify as eligible portfolio companies under the 1940 Act.

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

The Targeted Assets that are multifamily residences consist of equity securities issued by entities that invest in multifamily residences and that qualify as eligible portfolio companies under the 1940 Act.

Investment Approach

The Investment Adviser’s investment process is critical to achieving the Fund’s investment objectives. Investment opportunities will be preliminarily screened, fully underwritten, thoroughly reviewed, documented and approved in the process outlined below. Senior management of the Fund will lead the process while the Investment Adviser’s team members will be involved and provide feedback throughout each step.

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

Administration

The Fund does not currently have any employees. Each officer of the Fund will also be an employee of the Investment Adviser or its affiliates. See “Item 10: Directors, Executive Officers, and Corporate Governance”.

The Fund’s day-to-day investment operations will be managed by the Investment Adviser. The Investment Adviser may hire additional investment professionals to provide services to the Fund, based upon its needs. See above “Item 1. Business.”

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

The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Fund’s election to be regulated as a BDC, and equals 20% of the pre-incentive fee net investment income in excess of a 2.5% quarterly (or 10% annually) “hurdle rate” on Adjusted Capital. There are no catch-up provisions applicable to income-based incentive fees under the Investment Advisory Agreement.

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

Shareholder Transaction Expenses
Sales Load (as a percentage of offering price)	0%
Dividend Reinvestment and Cash Purchase Plan Fees	$0

Annual Expenses
Management Fees *	1.25%
Other Expenses **
Fund Administration and Transfer Agency Fees	0.3%
Legal and Audit Fees	0.6%
Other Operating and Administrative Expenses	0.6%

Total Annual Expenses	2.75	%***

*	Base management fee of 1.25% of net assets
**	Other Expenses are based on estimated amounts for the current year and include asset based-fees that are subject to minimums and annual specified dollar fees that decline as a percentage of net assets as the Fund’s net assets increase. Estimates are based on average net assets of $25 million in year 1.
***	This was not the actual expense ratio for the Fund in the year ended March 31, 2024. This assumes there was a total of $65 million raised and deployed at equal, constant rates throughout the first two years of the Fund’s operations.

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

Under the Administration Agreement, the Fund will reimburse the Administrator based upon its allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Fund’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff, if any, to the extent internal audit performs a role in the Fund’s Sarbanes-Oxley internal control assessment. The Administration Agreement will have an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Fund will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

The Transfer Agency Agreement will have an initial term of five years and may thereafter be renewed for successive two-year periods. Either party may terminate the Transfer Agency Agreement by giving the other party not less than ninety (90) days’ written notice prior to the end of the respective term.

Sales-Based Compensation

The Fund does not pay any selling commissions or other forms of transaction-based compensation in connection with the offering and sale of the Shares.

Qualification of Purchasers

An investment in the Fund’s Shares involves a high degree of risk and is suitable only for prospective investors that have no need for liquidity in their investments. Accordingly, the Fund intends to limit the Private Offering only to “accredited investors,” as that term is defined under the Securities Act of 1933 and Regulation D promulgated thereunder. Each subscriber must represent that they meet the investor suitability requirements described herein. A full description of the representations to be made by prospective investors can be found in the subscription agreements the Fund intends to enter into with investors (each a “Subscription Agreement”). Each subscriber also may be required to provide current financial and other information to the Fund to enable the Fund to determine whether such subscriber is qualified to purchase the shares in the Private Offering.

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

Regulation

The Fund is a BDC under the 1940 Act. As a BDC, the Fund has been organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them and has done so through the second year of operations.

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

Compliance Policies and Procedures

Prior to acceptance of any subscriptions in this offering, the Fund and the Investment Adviser adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Adrienne Y. Hart serves as the Fund’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Fund. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;

●	pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of its disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, the Fund’s management must prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in the Fund’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Proxy Voting Policies and Procedures

The Fund will delegate its proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Fund and not to subrogate Fund interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Fund, and will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy attempts to generalize a complex subject and the Investment Adviser may, from time to time, determine that it is in the best interests of the Fund to depart from specific policies described therein. The guidelines will be reviewed periodically by the Investment Adviser and the non-interested trustees, and, accordingly, are subject to change.

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

Foreign Investment in Real Property Tax Act

The Fund and/or the partnerships in which the Fund invests will invest in “U.S. real property interests.” Gains from dispositions of U.S. real property interests (“USRPIs”) generally are deemed to be ECI.

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

Dependence Upon Key Personnel of the Investment Adviser

The success of the Fund is highly dependent on the financial and managerial expertise of the Investment Adviser. Although the Investment Adviser has attempted to foster a team approach to investing, the loss of key individuals employed by the Investment Adviser could have a material adverse effect on the performance of the Fund. The individuals may not necessarily continue to remain employed by the Investment Adviser during the entire life of the Fund. If these individuals do not maintain their existing relationships with the Investment Adviser and the Investment Adviser does not develop new relationships with other sources of investment opportunities available to the Fund, it may not be able to grow its investment portfolio. In addition, individuals with whom the senior professionals of the Investment Adviser have relationships are not obligated to provide the Fund with investment opportunities. Therefore, the Fund can offer no assurance that such relationships will generate investment opportunities for the Fund. In addition, a number of members of the professional staff of the Investment Adviser are actively involved in managing the investment decisions of other funds and other accounts advised by the Investment Adviser and a few key personnel may invest in these funds. Accordingly, the members of the professional staff of the Investment Adviser will have demands on their time for the investment, monitoring and other functions of other funds advised by the Investment Adviser.

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

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

The Fund expects to make many of its portfolio investments in the form of securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these securities in good faith. In connection with that determination, investment professionals from the Investment Adviser may provide the Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. In addition, each of the Interested Directors has a pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in the Fund’s valuation process, and the pecuniary interest in the Investment Adviser by certain members of the Board, could result in a conflict of interest as the Investment Adviser’s management fee is based, in part, on the value of the Fund’s Targeted assets.

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

Uncertainty as to the Value of Certain Portfolio Investments

The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and the Fund will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurement (“ASC Topic 820”). This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of its portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Fund expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of the Fund’s investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Fund’s determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund’s net asset value could be adversely affected if its determinations regarding the fair value of its investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities.

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

Additionally, changes to the laws and regulations governing the Fund’s operations related to permitted investments may cause the Fund to alter its investment strategy in order to avail it of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in the Fund’s Registration Statement and may shift the Fund’s investment focus from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of your investment.

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

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Fund and its investments, these types of events may impact and, in some cases, will impact the Fund and borrowers and in certain instances the impact may be adverse. For example, smaller and middle market companies in which the Fund may invest can be significantly impacted by emerging events and the uncertainty caused by these events. With respect to loans to such companies, the Fund will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans held by the Fund decreases as a result of such events and the uncertainty they cause. There can be no assurance that such emerging events will not cause the Fund to suffer a loss of any or all of its investments or interest thereon. The Fund will also be negatively affected if the operations and effectiveness of the Investment Adviser or its affiliates, the administrator and custodian, or an issuer, obligor, or borrower (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

Poor Performance of New Acquisitions

The Investment Adviser expects that multifamily residence portfolio companies will continue to acquire properties. However, newly acquired properties by multifamily residence portfolio companies may fail to perform as expected and could pose risks for the Fund’s ongoing operations including the following:

●	integration may prove costly or time-consuming and may divert management’s attention from the management of daily operations;

●	difficulties or an inability to access capital or increases in financing costs;

●	the multifamily residence portfolio companies may incur costs and expenses associated with any undisclosed or potential liabilities;

●	unforeseen difficulties may arise in integrating an acquisition into the multifamily residence portfolio companies’ portfolio; and

●	the multifamily residence portfolio companies may acquire properties in new markets where it faces risks associated with lack of market knowledge such as understanding of the local economy, the local governmental and/or local permit procedures.

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

Federal Income Tax Risks

An investment in Shares involves complex U.S. federal, state and local and non-U.S. income tax considerations that will differ for each investor depending on the investor’s particular circumstances. Certain U.S. federal income tax considerations applicable to an investment in the Shares are summarized under the section entitled “Certain U.S. Federal Income Tax Considerations” in the Fund’s Registration Statement. Each prospective Shareholder should carefully review the tax matters discussed therein and should consult with its tax advisor regarding the U.S. federal, state, local and non-U.S. income and other tax consequences applicable to an investment in the Shares.

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

Possible Legislative or Other Developments

All statements contained in this filing concerning the U.S. federal income tax consequences of an investment in the Fund are based upon existing law and the interpretations thereof. No assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Fund and the Shareholders. Many of the changes in the tax legislation commonly referred to as the Tax Cuts and Jobs Act applicable to non-corporate taxpayers were temporary and will no longer apply in taxable years beginning after December 31, 2025 unless legislatively extended. Investors are urged to consult with their own tax advisors with respect to an investment in the Fund and the impact of any possible changes to U.S. federal income tax laws on such investment. Non-U.S. tax laws are also subject to frequent change and can be subject to differing interpretations. Changes to, or differing interpretation of, taxation laws in any of the countries in which the Fund’s assets are located could result in some or all of the Fund’s revenues or receipts being subject to income tax at rates and in circumstances not anticipated at the time the particular investment giving rise to such revenues or receipts was made. No assurance can be given that new taxation rules will not be enacted or that existing rules will not be applied in a manner which could result in the Fund’s profits being subject to income tax, or increased income tax, which could have a material adverse effect on the Fund.

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

Risks Regarding Distributions

The Fund intends to make distributions on a monthly basis to the Shareholders out of assets legally available for distribution. The Fund cannot assure you that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. The Fund’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in the Fund’s Registration Statement. Due to the asset coverage test applicable to the Fund under the 1940 Act as a BDC, the Fund may be limited in its ability to make distributions.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

The Fund has processes in place to assess, identify, and manage material and immaterial risks from cybersecurity threats. The Fund’s business is dependent on the communications and information systems of the Investment Adviser and other third-party service providers. The Investment Adviser manages the Fund’s day-to-day operations and has implemented a cybersecurity program that applies to the Fund and its operations. To that end, the Investment Adviser has provided training to its employees, independent contractors and the Trustees of the Fund about its cybersecurity risk management program. The Fund’s Trustees have been charged with oversight of the program and will be informed about any data incident and how it is being handled, including any regulatory reporting implications.

Cybersecurity Program Overview

The Fund relies on management of the Investment Adviser to provide oversight and take responsibility for the administration of the cyber risk management program and for informing senior management and other relevant persons regarding the prevention, detection, mitigation, and remediation of cyber incidents. The Fund’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners.

The Fund relies on management of the Investment Adviser to implement third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes assessment of vendors during the selection/onboarding process, internal controls, compliance with service level agreements, and more.

A critical component of the Fund’s cybersecurity program is its incident response plan. This plan includes a requirement to evaluate the materiality of any data incident. Should the evaluation conclude that the data incident rises to the level of materiality it will be incumbent for the Fund, working with the Investment Adviser and legal and cybersercurity professionals, to describe the data incident within four business days of determining that an incident is material. The Fund shall also be responsible to provide ongoing reporting about the status of the material data incident until such time that the material data incident is no longer a factor with respect the Fund’s operations.

As the Fund evaluates the materiality level of a data incident it will consider a variety of factors including the operational impact, the type of data impacted, how the data has been impacted, the business continuity and recovery procedurs affected, the impact of the incident on the Fund’s finances and any length of service interruption. Additional factors may also be considered given the nature of the event.

The Fund engages various third parties, including vendors and service providers, to assist with operating its business. The Fund relies on the expertise of cybersecurity risk management, legal, information technology, and compliance personnel that have been engaged by the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with the Fund’s use of such entities.

Item 2. Properties

The Investment Adviser does not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 14805 Forest Road Suite 203, Forest, VA 24551. Our headquarters are provided to us by the Adviser. We believe that our office facilities are suitable and adequate for our business as we conduct it.

Item 3. Legal Proceedings

As of March 31, 2024, there were no material legal proceedings against the Fund or any of its officers or directors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Management’s Discussion and Analysis

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

Overview

The Fund is a closed-end investment company that has elected its fiscal year end to be March 31 and to be regulated as a BDC under the Investment Company Act of 1940. The Fund invests in a variety of commercial real estate asset classes, including, but not limited to, manufactured housing communities, self-storage facilities, RV parks, multifamily, and small-bay industrial properties through investments in limited liability companies (“LLCs”) or limited partnerships (“LPs”). The operators within these asset classes primarily focus on value-add opportunities to increase net operating income, which is then passed on to the investors through free cash flow from operations. In addition, the Fund has elected to be treated as a partnership under the Internal Revenue Code.

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

Business proceedings and operations officially commenced on July 1, 2022. For the period from July 1, 2022, through March 31, 2024, the Fund raised approximately $56.5 million.

During the year ended March 31, 2024, the Fund generated income totaling $3,519,865 from fee income, interest income, and dividend income from the Fund’s underlying investments in certain LLCs and LPs.

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

Investment Income

As of March 31, 2024, the Fund’s portfolio consisted of 21 investments in the equity of vehicles that invest in various types of real estate, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the year ended March 31, 2024, the Fund generated income totaling $3,519,865. As the Fund’s investments have begun to mature, management is seeing normal cash flow from operations delivered to the Fund from the underlying operators.

The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund’s primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Adviser, legal and professional fees, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and the Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the year ended March 31, 2024, the Fund acquired eight investments approximating $23.6 million. During the year ended March 31, 2024, the Fund obtained capital contributions of approximately $28.4 million, which was used to purchase investments and increase the Fund’s liquidity.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

As business operations commenced on July 1, 2022, the Fund’s performance should be considered in the context of its early stage of development.

Our operating results for the years ended March 31, 2024 and 2023, are as follows:

	For the year ended March 31,
	2024	2023
Total investment income	$3,519,865	$330,894
Net expenses, including fees	2,308,277	835,269
Net investment income (loss)	1,211,588	(504,375)
Net change in unrealized appreciation (depreciation) on investments	2,776,936	226,850
Net increase (decrease) in net assets resulting from operations	$3,988,524	$(277,525)

Investment Income

The Fund’s investment income primarily relates to income that was generated from the underlying portfolio investments of the Fund. For the years ended March 31, 2024 and 2023, the Fund recognized investment income of $3,519,865 and $330,894, respectively.

Unrealized Appreciation (Depreciation)

The Fund’s unrealized appreciation (depreciation) primarily stems from valuations performed by the Fund’s outsourced valuation experts. For the years ended March 31, 2024 and 2023, the Fund recorded unrealized appreciation of $2,776,936 and $226,850, respectively.

Expenses

The composition of our operating expenses for the years ended March 31, 2024 and 2023, are as follows:

	For the Years Ended March 31,
	2024	2023
Professional fees	$596,626	$286,453
Incentive Fee	555,387	45,370
Management Fee	465,838	112,166
Directors and officers expense	243,592	112,892
Accounting and administration fees	83,143	38,000
Marketing and distribution expense	82,242	94,500
Offering costs	36,606	109,820
Insurance expense	31,306	30,845
Custody and transfer agent expense	30,436	10,830
Organizational expenses	-	7,275
Other expenses	99,707	29,212
Recoupment by Adviser of previously reimbursed expenses	83,394	75,000
Reimbursement from Adviser	-	(117,094)
	$2,308,277	$835,269

Professional fees

The Fund’s professional fees primarily relate to auditing, accounting, legal, and valuation services. The significant increase is primarily driven by increased fees for valuation services. For the years ended March 31, 2024 and 2023, the Fund incurred professional expenses of $596,626 and $286,453, respectively.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. The Fund is to accrue, but not pay, this amount to the Adviser as the balance related to unrealized appreciation of the Fund’s investments. For the years ended March 31, 2024 and 2023, the Fund owed incentive fees of $555,387 and $45,370, respectively.

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the years ended March 31, 2024 and 2023, the Fund incurred management fees of $465,838 and $112,166, respectively.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the years ended March 31, 2024 and 2023, the Fund incurred directors and officers expenses of $243,592 and $112,892, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the years ended March 31, 2024 and 2023, the Fund incurred accounting and administrative expenses of $83,143 and $38,000, respectively.

Marketing and distribution expense

The marketing and distribution expenses include fees related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the years ended March 31, 2024 and 2023, the Fund had marketing and distribution expenses of $82,242 and $94,500, respectively.

Offering costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, the initial offering costs were deferred and amortized over the first 12 months of operations beginning with the first sale of shares in July 2022 and thereafter on a 12-month basis as additional offering costs are incurred. For the years ended March 31, 2024 and 2023, the Fund expensed offering costs totaling $36,606 and $109,820, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the years ended March 31, 2024 and 2023, the Fund had insurance expenses of $31,306 and $30,845, respectively.

Custody and Transfer Agent Fees

The custody and transfer agent fees represent fees for services provided by a third-party organization. For the years ended March 31, 2024 and 2023, the Fund had custody and transfer agent fees of $30,436 and $10,830, respectively.

Organizational expenses

Organizational fees represent costs that were incurred to form the Fund and amortized over the first 12 months of operations. For the years ended March 31, 2024 and 2023, the Fund had organizational expenses of $0 and $7,275, respectively. We do not anticipate having any more organizational expenses over the term of the fund.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses along with any due diligence expenses incurred by the Fund. For the years ended March 31, 2024 and 2023, the Fund had other expenses of $99,707 and $29,212, respectively. The primary driver of this increase stems from increased due diligence expenses.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses primarily include expenses paid by the Adviser that have been reimbursed from the Fund to the Adviser. The recoupment exists to reimburse the Adviser of all expenses paid prior to the Fund reaching the $20.0 million threshold, as disclosed in the Fund’s Form 10. For the years ended March 31, 2024 and 2023, the Fund had Recoupment by Adviser of previously reimbursed expenses of $83,394 and $75,000, respectively.

Reimbursement from Adviser

Reimbursement from Adviser primarily consists of Fund-level expenses that were paid by the Adviser prior to the Fund hitting $20.0 million in subscriptions. These expenses were then due to the Adviser since the Fund has crossed the $20.0 million subscription threshold. For the years ended March 31, 2024 and 2023, the Fund received Reimbursement from Adviser in the amount of $0 and $117,094, respectively. As the Adviser is no longer incurring organizational and offering costs on behalf of the Fund, we do not anticipate receiving reimbursement from Adviser for the remaining term of the Fund.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2024, the Fund had short-term investments of $9.3 million available for investing and general corporate purposes. We believe we have adequate capital resources to meet our liquidity needs.

For the years ended March 31, 2024 and 2023, the Fund reported cash used in operating activities of $27.3 million and $28.0 million, respectively, mainly generated by the Fund’s investment activities. For the years ended March 31, 2024 and 2023, the Fund reported cash provided by financing activities of $27.2 million and $27.9 million, respectively, which was mainly as a result of proceeds from shares issued of $28.4 million and $28.1 million, respectively.

During the years ended March 31, 2024 and 2023, the Fund closed offerings and raised capital contributions of approximately $28.4 million and $28.1 million, respectively, which was available for the Adviser to invest in qualified investments. Of that amount, the Fund invested $47.9 million since its inception, with the remaining amount being used to pay corporate expenses or be held to fund future investments. The Fund intends to continue to invest available capital in accordance with the aforementioned investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to March 31, 2024, the Fund has received capital contributions totaling $56.4 million, and the Adviser anticipates this number to continue growing for the foreseeable future.

Beginning in January 2023, the Fund started distributing to investors at a 4.0% annualized rate on a monthly basis, and this rate was increased to 5.0% annualized in November 2023. For the years ended March 31, 2024 and 2023, the cash distributions amounted to $2,030,162 ($1,211,085 net of reinvestments) and $248,748 ($179,287 net of reinvestments), respectively. These distributions are at the sole discretion of the Adviser.

Subsequent Events

Fund investors contributed aggregate capital effective April 1, 2024, May 1, 2024, and June 1, 2024, in the amounts of $3,185,000, $941,500, and $700,000, respectively.

The Fund made monthly distributions on April 22, 2024, May 17, 2024, and June 21, 2024 in the amounts of $253,210, $257,585, and $260,965, respectively, based on an annualized rate of approximately 5% of its net assets. The April 22, 2024, May 17, 2024, and June 21, 2024 distributions resulted in $144,719, $146,406, and $150,320, respectively, being paid to investors in cash and $108,491, $111,179, and $110,645, respectively, being reinvested into the Fund.

Contractual Obligations

As of March 31, 2024, we do not have any contractual obligations on our statements of assets and liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

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

The Fund’s critical accounting policies and estimates are as follows:

Investment Valuations

The valuation of the Fund’s investments is determined as of the close of business at the end of each reporting period, generally quaterly.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of the Fund’s investments are classified as Level 3 except for investments valued at net asset value as a practical expedient for fair value.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Wellings Real Estate Income Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Wellings Real Estate Income Fund (the Fund), including the schedules of investments, as of March 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for the years ended March 31, 2024 and March 31, 2023 and the period March 30, 2022 (organization of the Fund) to March 31, 2022, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2024 and 2023, and the results of its operations, changes in net assets and cash flows for the years ended March 31, 2024 and 2023 and period from March 30, 2022 to March 31, 2022 (organization of the Fund), in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of March 31, 2024 and 2023, by correspondence with the underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2022.

Chicago, Illinois

June 27, 2024

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31,
	2024	2023
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $11,500,000 and $9,500,000, respectively)	$11,876,068	$9,574,000
Non-Control/Affiliate Investments, at fair value (cost $13,366,959 and $9,450,000, respectively)	14,004,486	9,602,850
Control Investments, at fair value (cost $23,040,255 and $5,500,000, respectively)	25,030,445	5,500,000
Short-Term Investments, at fair value (cost $9,315,090 and $3,326,294, respectively)	9,315,090	3,326,294
Total Investments, at fair value (cost $57,222,304 and $27,776,294, respectively)	60,226,089	28,003,144
Cash	-	45,000
Receivable from Adviser for reimbursement of organizational expense and offering costs	47,451	130,844
Deferred offering costs	-	36,606
TOTAL ASSETS	60,273,540	28,215,594

LIABILITIES
Payable to Adviser	47,451	223,476
Incentive fee payable	600,757	45,370
Professional fees payable	213,556	110,441
Directors and officers expense payable	14,020	5,000
Distributions received in advance	317,784	-
Other payables	62,482	18,550
TOTAL LIABILITIES	1,256,050	402,837

TOTAL NET ASSETS	$59,017,490	$27,812,757

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$55,306,491	$28,090,282
Accumulated distributable gain (loss)	3,710,999	(277,525)

TOTAL NET ASSETS	$59,017,490	$27,812,757

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	57,585	28,339

NET ASSET VALUE PER SHARE	$1,024.87	$981.43

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2024

Portfolio Company/Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$2,990,768	5.07
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.94
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	1.05
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.85
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.62
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.34
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	8.64
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.61
Total Non-Control/Non-Affiliate Investments				11,500,000	11,876,068	20.12

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	6.70
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.10
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.31
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.31
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	1.88
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.12
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.25
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.38
SCC Flint River Holdings, LP (3)(4)(7)
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,533,100	1,738,238	2.95
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,792,548	4.73
Total Non-Control/Affiliate Investments				13,366,959	14,004,486	23.73

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)*
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	23.78
Fairbridge Credit LLC (3)(4)(8)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	8.47
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	3,348,903	3,805,093	6.45
Madison Terrace Group LLC (3)(4)(9)
Preferred Equity	Multifamily	United States	3/7/2024	2,191,352	2,191,352	3.71
Total Control Investments				23,040,255	25,030,445	42.41

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	3/31/2024	9,315,090	9,315,090	15.79
Total Short-Term Investments				9,315,090	9,315,090	15.79

Total Investments				$57,222,304	60,226,089	102.05
Liabilities in Excess of Other Assets					(1,208,599)	(2.05)
Net Assets					$59,017,490	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of March 31, 2024, the total cost and fair value of investments subject to restrictions on sales was $47,907,214 and $50,910,999, respectively, representing 86.26% of the Fund’s net assets.
(4)	Income producing.
(5)	Included in the above, as of March 31, 2024, Crystal View Capital Fund IV, L.P. held nine real estate assets comprised of Federal Storage, Mountain Vista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, and Clover Estates. The Fund’s proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $1,448,717, $467,328, $1,495,449, $1,495,449, $957,088, $864,557, $2,098,302, $2,336,640, and $4,322,783, respectively.
(6)	5.21% seven-day annualized yield as of March 31, 2024.
(7)	Investment is held through the Fund's ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP
(8)	Investment is held through the Fund's ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC
(9)	Investment is held through the Fund's ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC
*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2023

Portfolio Company/ Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$3,045,000	10.95
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	549,500	1.98
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	585,000	2.10
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	479,500	1.72
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	915,000	3.29
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	4,000,000	4,000,000	14.38
Common Equity, Membership Interests	Single Family	United States	3/21/2023	-	-	-
Total Non-Control/Non-Affiliate Investments				9,500,000	9,574,000	34.42

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,160,950	14.96
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	640,000	2.30
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	750,000	2.70
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	760,000	2.73
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	735,000	2.64
TC-BKM US Industrial Fund I, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,556,900	9.19
Total Non-Control/Affiliate Investments				9,450,000	9,602,850	34.52

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)*
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	5,500,000	5,500,000	19.78
Total Control Investments				5,500,000	5,500,000	19.78

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund
Institutional Class		United States	3/31/2023	3,326,294	3,326,294	11.96
Total Short-Term Investments				3,326,294	3,326,294	11.96

Total Investments				$27,776,294	28,003,144	100.68
Other Assets Less Liabilities					(190,387)	(0.68)
Net Assets					$27,812,757	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of March 31, 2023, the total cost and fair value of investments subject to restrictions on sales was $24,450,000 and $24,676,850, respectively, representing 88.72% of the Fund’s net assets.
(4)	Income producing.
(5)	Included in the above, as of March 31, 2023, Crystal View Capital Fund IV, L.P. held three real estate assets comprised of Federal Storage, Mountain Vista Storage and Speedway Storage. The Fund’s proportionate share of the acquisition amounts including allocations made to goodwill of Federal Storage, Mountain Vista Storage and Speedway Storage was approximately $719,000, $2,228,900 and $2,300,800, respectively.
*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

	Year Ended March 31,		Period From March 30, 2022 (Organization of Fund)
	2024	2023	to March 31, 2022
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$112,500	$50,000	$—
Dividend income	781,608	37,890	—
Non-Control/Affiliate Investments:
Fee income	15,611	35,000	—
Dividend income	571,860	75,178	—
Control Investments:
Fee income	267,382	97,500	—
Dividend income	1,279,282	—	—
Interest income	360,737	35,326	—
Other fee income	130,885	—	—

TOTAL INVESTMENT INCOME	3,519,865	330,894	—

EXPENSES
Professional fees	596,626	286,453	—
Incentive fee	555,387	45,370	—
Management fee	465,838	112,166	—
Directors and officers expense	243,592	112,892	—
Accounting and administration fees	83,143	38,000	—
Marketing and distribution expense	82,242	94,500	—
Offering costs	36,606	109,820	—
Insurance expense	31,306	30,845	—
Custody and transfer agent expense	30,436	10,830	—
Organizational expense	—	7,275	88,750
Other expenses	99,707	29,212	—

TOTAL EXPENSES	2,224,883	877,363	88,750

Recoupment by Adviser of previously reimbursed expenses	83,394	75,000	—
Reimbursement from Adviser	—	(117,094)	(88,750)

NET EXPENSES	2,308,277	835,269	—

NET INVESTMENT INCOME (LOSS)	$1,211,588	$(504,375)	$—

NET CHANGE IN UNREALIZED APPRECIATION ON:
Non-Control/Non-Affiliate Investments	302,069	74,000	—
Non-Control/Affiliate Investments	484,677	152,850	—
Control Investments	1,990,190	—	—

TOTAL NET CHANGE IN UNREALIZED APPRECIATION	2,776,936	226,850	—

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,988,524	$(277,525)	$—

Weighted average common Shares outstanding	45,284	12,588	200

Net investment income (loss) per common Share (basic and diluted) (1)	$26.76	$(40.07)	$—

Earnings (loss) per common Share (basic and diluted) (1)	$88.08	$(22.05)	$—

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended March 31,		Period From March 30, 2022 (Organization of Fund)
	2024	2023	to March 31, 2022
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:
Net investment income (loss)	$1,211,588	$(504,375)	$—
Net change in unrealized appreciation	2,776,936	226,850	—

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	3,988,524	(277,525)	—

DISTRIBUTIONS TO SHAREHOLDERS	(2,030,189)	(248,748)	—

CAPITAL TRANSACTIONS:
Proceeds from shares sold	28,427,294	28,069,569	200,000
Reinvestment of distributions	819,104	69,461	—

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	29,246,398	28,139,030	200,000

NET INCREASE IN NET ASSETS	31,204,733	27,612,757	200,000

NET ASSETS:
Beginning of year	27,812,757	200,000	—
End of year	$59,017,490	$27,812,757	$200,000

CAPITAL SHARE TRANSACTIONS:
Shares sold	28,427	28,070	200
Reinvestment of distributions	819	69	—

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	29,246	28,139	200

SHARES:
Beginning of year	28,339	200	—
End of year	57,585	28,339	200

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

	Year Ended March 31,		Period From March 30, 2022 (Organization of Fund)
	2024	2023	to March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,988,524	$(277,525)	$—
Adjustments to Reconcile Net Increase (Decrease) in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(23,573,355)	(24,450,000)	—
Return of capital distribution from investments	116,141	—	—
Change in short-term investments, net	(5,988,796)	(3,326,294)	—
Net change in unrealized appreciation:
Non-Control/Non-Affiliate Investments	(302,069)	(74,000)	—
Non-Control/Affiliate Investments	(484,677)	(152,850)	—
Control Investments	(1,990,190)	—	—
Increase in offering costs	—	(71,419)	(75,007)
Amortization of deferred offering costs	36,606	109,820	—
Changes in Operating Assets and Liabilities:
(Increase)/decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	83,393	(42,094)	(88,750)
Increase/(decrease) in payable to Adviser	(176,025)	59,719	163,757
Increase/(decrease) in professional fees payable	103,116	110,441	—
Increase/(decrease) in incentive fee payable	555,387	45,370	—
Increase/(decrease) in directors and officers expense payable	9,020	5,000	—
Increase/(decrease) in distributions received in advance	317,784	—	—
Increase/(decrease) in other payables	43,932	18,550	—
Net Cash used in Operating Activities	(27,261,209)	(28,045,282)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	28,427,294	28,069,569	200,000
Cash distributions paid, net of reinvestments	(1,211,085)	(179,287)	—
Net Cash Provided by Financing Activities	27,216,209	27,890,282	200,000

NET INCREASE (DECREASE) IN CASH	(45,000)	(155,000)	200,000

CASH:
Beginning of Year	45,000	200,000	—
End of Year	$—	$45,000	$200,000

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$819,104	$69,461	$—

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

The Fund intends to achieve its investment objectives by investing at least 80% of the Fund’s net assets (plus any amount of borrowings for investment purposes) in a portfolio of real estate and real estate-related investments, which will consist of the following primary asset classes: acquiring limited partnership (“LP”) or limited liability company (“LLC”) equity securities issued by entities that invest in manufactured housing communities (“MHCs”), self-storage facilities, industrial real estate, recreational vehicle parks, and/or multifamily residences, as well as any other commercial real estate assets, throughout the United States indirectly through the Fund’s ownership in funds, pooled investment vehicles, and syndications controlled by such entities that own such real estate interests and that qualify as eligible portfolio companies under the 1940 Act, collectively the “Targeted Assets”.

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of March 31, 2024, the Fund had made investments totaling $47,907,214 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund will continue to reimburse the Adviser during the next few operational quarters until the full reimbursement amount is paid. The Adviser will on occasion pay invoices on behalf of the Fund, of which the Adviser is due reimbursement.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2024, the Fund holds no cash and short-term investments in the amount of $9,315,090. Cash equivalents totaling $3,326,294 as of March 31, 2023 were reclassified to short-term investments to conform with current year presentation. The reclassification had no impact on earnings or net asset value as of March 31, 2023.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of March 31, 2024. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$27,293,000	$5,783,316	$33,076,316
Preferred Equity	-	-	17,834,683	-	17,834,683
Short-Term Investments	9,315,090	-	-	-	9,315,090
Total Investments	$9,315,090	$-	$45,127,683	$5,783,316	$60,226,089

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

The Fund’s portfolio investments will generally not be in publicly traded securities. Investments for which observable market prices in active markets do not exist are reported at fair value, as determined in good faith by the Investment Adviser under consistently applied policies and procedures approved by the Board in accordance with U.S. GAAP. The Board has designated the Investment Adviser to be the Valuation Designee to prepare Portfolio Company valuations. The Valuation Designee has adopted appropriate segregation protocols to minimize the Fund portfolio managers’ influence on the Adviser’s Fair Value process. The types of factors that the Investment Adviser will take into account in determining fair value, subject to review and ratification where required by the Board with respect to such non-traded investments, will include, as relevant and, to the extent available, the Portfolio Company’s earnings, the markets in which the Portfolio Company does business, comparison to valuations of publicly traded companies in the Portfolio Company’s industry, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the Portfolio Company, the rights and preferences of the specific securities held, and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies. In considering the extent and nature of information utilized in the valuation process, management will generally apply a greater weighting to that information which is recent and observable. Because such valuations are inherently uncertain and may be based on estimates, the determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Based on these factors, the investments in private companies will generally be presented as a Level 3 investment. Changes in accounting standards may not be adopted consistently by issuers or at the same time, and as a result varied implementation may make it more difficult for the Fund to properly evaluate or compare financial information provided by Portfolio Companies of the Fund or to determine the validity of data of publicly traded company comparables for purposes of valuing the Fund’s portfolio holdings.

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of March 31, 2024, are as follows:

Investment Category	Investment Strategy	Fair Value	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value-add investments with established companies	$2,792,548	-	5-7 years	Non-redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	$2,990,768	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.

A listing of the categories of investments held by the Fund (and their respective redemption-related attributes) as of March 31, 2023, are as follows:

Investment Category	Investment Strategy	Fair Value	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development.	$3,045,000	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.

*	The information summarized in the table above represents the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of March 31, 2024:

Investment Type	Fair Value March 31, 2024	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$27,293,000	Income Approach / Discounted Cash Flow	Cost of Equity	12.5% - 26.6% (21.5%)
			Capitalization Rate	7.5%
Preferred Equity	17,834,683	Cost	Transaction Price	N/A
		Income Approach / Discounted Cash Flow	Cost of Equity	14.1% - 36.2% (22.0%)
Total	$45,127,683

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

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended March 31, 2024:

Investment Type	Balance as of April 1, 2023	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of March 31, 2024
Common Equity	$17,631,850	$(2,624,054)	$10,500,000	$(116,141)	$-	$1,901,345	$27,293,000
Preferred Equity	4,000,000	-	13,073,355	-	-	761,328	17,834,683
Total	$21,631,850	$(2,624,054)	$23,573,355	$(116,141)	$-	$2,662,673	$45,127,683

*	Includes return of capital.

The transfer out of Level 3 of the fair value hierarchy was due to the NAV of one of the Fund's portfolio companies being made available as of March 31, 2024, that allowed the use of the NAV as a practical expedient.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended March 31, 2023:

Investments Type	Balance as of April 1, 2022	Purchases	Proceeds From Sales or Other Disposition	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of March 31, 2023
Common Equity	$-	$17,450,000	$-	$-	$181,850	$17,631,850
Preferred Equity	-	4,000,000	-	-	-	4,000,000
Total	$-	$21,450,000	$-	$-	$181,850	$21,631,850

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the year ended March 31, 2024) is shown below:

Portfolio Company	Principal/ Shares/Units April 1, 2023	Principal/ Shares/Units March 31, 2024	Fair Value April 1, 2023	Purchases	Proceeds From Sales or Other Dispositions*	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value March 31, 2024	Dividend Income	Fee Income
Non-Control/Affiliate Investments:
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	$4,160,950	$-	$-	$-	$(207,150)	$3,953,800	$-	$-
Newark-Forest MHPS LLC (1)	-	N/A (2)	640,000	-	-	-	10,500	650,500	38,401	-
LBX Deptford Investors LLC (1)	-	N/A (2)	750,000	-	-	-	20,000	770,000	57,625	-
LBX Fashion Square Investors LLC (1)	-	N/A (2)	-	750,000	-	-	25,900	775,900	31,788	-
LBX Fair Oaks Investors LLC (1)	-	N/A (2)	-	1,000,000	-	-	108,800	1,108,800	53,378	-
LBX Manchester Investors LLC (1)	-	N/A (2)	-	750,000	(116,141)	-	27,841	661,700	43,088	-
LBX Mount Prospect Investors LLC (1)	-	N/A (2)	760,000	-	-	-	(20,000)	740,000	48,636	-
Post Sandstone Partners LLC (1)	-	N/A (2)	735,000	-	-	-	78,000	813,000	50,776	-
SCC Flint River Holdings, LP (1)	-	N/A (2)	-	1,533,100	-	-	205,138	1,738,238	113,907	15,611
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	2,556,900	-	-	-	235,648	2,792,548	134,261	-
Total Non-Control/Affiliate Investments			9,602,850	4,033,100	(116,141)	-	484,677	14,004,486	571,860	15,611

Control Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	5,500,000	7,000,000	-	-	1,534,000	14,034,000	313,529	157,500
Fairbridge Credit LLC (1)	-	N/A (2)	-	5,000,000	-	-	-	5,000,000	470,370	136,095
Fairbridge Grand Hampton LLC (1)	-	N/A (2)	-	3,348,903	-	-	456,190	3,805,093	287,124	2,603
Madison Terrace Group LLC (1)	-	N/A (2)	-	2,191,352	-	-	-	2,191,352	208,259	(28,816)
Total Control Investments			5,500,000	17,540,255	-	-	1,990,190	25,030,445	1,279,282	267,382

Total Non-Control/Affiliate and Control Investments			$15,102,850	$21,573,355	$(116,141)	$-	$2,474,867	$39,034,931	$1,851,142	$282,993

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.
*	Includes return of capital and other corporate actions.

A listing of these investments (including activity for the year ended March 31, 2023) is shown below:

Portfolio Company	Principal/ Shares/Units April 1, 2022	Principal/ Shares/Units March 31, 2023	Fair Value April 1, 2022	Purchases	Proceeds From Sales or Other Dispositions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value March 31, 2023	Dividend Income	Fee Income
Non-Control/Affiliate Investments:
Newark-Forest MHPS LLC (1)	-	N/A (2)	$-	$640,000	$-	$-	$-	$640,000	$-	$-
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	-	4,000,000	-	-	160,950	4,160,950	-	-
LBX Deptford Investors LLC (1)	-	N/A (2)	-	750,000	-	-	-	750,000	5,005	-
Mount Prospect Investors LLC (1)	-	N/A (2)	-	760,000	-	-	-	760,000	26,072	-
Post Sandstone Partners LLC (1)	-	N/A (2)	-	700,000	-	-	35,000	735,000	6,343	35,000
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	-	2,600,000	-	-	(43,100)	2,556,900	37,758	-
Total Non-Control/Affiliate Investments			-	9,450,000	-	-	152,850	9,602,850	75,178	35,000

Control/Affiliate Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	-	5,500,000	-	-	-	5,500,000	-	97,500
Total Control/Affiliate Investments			-	5,500,000	-	-	-	5,500,000	-	97,500

Total Non-Control/Affiliate and Control/Affiliate Investments			$-	$14,950,000	$-	$-	$152,850	$15,102,850	$75,178	$132,500

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.

The Fund has determined that Crystal View Capital Fund IV, L.P. meets the definition of a "significant subsidiary" under Rule 4-08(g) of Regulation S-X. The following tables present summarized financial information for Crystal View Capital Fund IV, L.P.:

	Year Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Balance Sheet
Assets	$32,828,055	$8,211,110
Liabilities	$14,169,237	$680,313
Equity	$18,658,818	$7,530,797

Results of Operations
Revenue	$1,912,975	$1,308
Operating Expenses	$1,755,096	$117,389
Net operating income (loss)	$157,879	$(116,081)

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2024, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the year ended March 31, 2024, the Fund had interest income of $360,737 and dividend income of $2,632,750. For the year ended March 31, 2023, the Fund had interest income of $35,326 and dividend income of $113,068.

Distributions received in advance relate to special terms from the Fund’s preferred equity investments. Due to the general complexities and terms of these deals, the Fund may receive future cash flow at the time of investment. Prior to being recognized as dividend income, cash is held in the Distributions received in advance account.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. Other fee income as presented on the Statements of Operations relates to similar fees received from prospective investments that are not consummated. For the years ended March 31, 2024 and 2023, the Fund had fee income of $526,378 and $182,500, respectively.

3. Investment Management and Related Parties

The Fund has entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser in May 2022 and was renewed in May 2024. Subject to the oversight of the Board, the Adviser is responsible for managing the Fund’s business affairs and providing day-to-day administrative services to the Fund either directly or through others selected by it for the Fund.

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

For the year ended March 31, 2024, $555,387 of Incentive Fee and $465,838 in Management Fee were incurred as presented on the Statements of Operations. For the year ended March 31, 2023, $45,370 of Incentive Fee and $112,166 in Management Fee were incurred as presented on the Statements of Operations.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of March 31, 2024, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of March 31, 2024, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of March 31, 2024, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. As of March 31, 2024, the Fund’s organizational expense and offering costs since inception in the amounts of $0 and $47,451, respectively, are subject to reimbursement to the Adviser. For the year ended March 31, 2024, the Adviser was reimbursed $21,025 of organizational expense and $98,975 of offering costs. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $98,975. As of March 31, 2024, $47,451 was receivable from Adviser for reimbursement of organizational expense and offering costs.

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

The following table summarizes the Fund’s distributions during the year ended March 31, 2024:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2023	4/24/2023	$3.3333	$99,460	$61,863	$37,597
5/1/2023	5/22/2023	3.3333	120,327	76,303	44,024
6/1/2023	6/21/2023	3.3333	131,079	81,924	49,155
7/1/2023	7/21/2023	3.3333	132,973	80,972	52,001
8/1/2023	8/21/2023	3.3333	136,109	79,655	56,454
9/1/2023	9/21/2023	3.3333	147,397	86,947	60,450
10/1/2023	10/23/2023	3.3333	156,515	93,113	63,402
11/1/2023	11/17/2023	4.1667	203,720	122,190	81,530
12/1/2023	12/18/2023	4.1667	211,139	125,255	85,884
1/1/2024	1/22/2024	4.1667	219,362	129,503	89,859
2/1/2024	2/21/2024	4.1667	232,590	134,961	97,629
3/1/2024	3/21/2024	4.1667	239,518	138,399	101,119
	Total:	$44.1667	$2,030,189	$1,211,085	$819,104

The following table summarizes The Fund’s distributions during the year ended March 31, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
1/1/2023	1/25/2023	$3.3333	$75,941	$59,041	$16,900
2/1/2023	2/23/2023	3.3333	78,439	54,466	23,973
3/1/2023	3/21/2023	3.3333	94,368	65,780	28,588
	Total:	$9.9999	$248,748	$179,287	$69,461

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of March 31, 2024.

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

Fund investors contributed aggregate capital effective April 1, 2024 in the amount of $3,185,000. Fund investors also contributed aggregate capital effective May 1, 2024 in the amount of $941,500. Fund investors also contributed aggregate capital effective June 1, 2024 in the amount of $700,000.

The Fund made monthly distributions on April 22, 2024, May 17, 2024, and June 21, 2024 in the amounts of $253,210, $257,585, and $260,965, respectively, based on an annualized rate of approximately 5% of its net assets. The April 22, 2024, May 17, 2024, and June 21, 2024 distributions resulted in $144,719, $146,406, and $150,320, respectively, being paid to investors in cash and $108,491, $111,179, and $110,645, respectively, being reinvested into the Fund.

11. Financial Highlights

	Year Ended March 31,
	2024	2023
Per Share Operating Performance (for a Share outstanding throughout the year):
Net Asset Value, Beginning of Year	$981.43	$1,000.00
Net Investment Income (Loss) (1)	25.98	(78.13)
Net Change in Unrealized Appreciation (Depreciation) (1)	50.11	10.11
Net Increase (Decrease) in Net Assets Resulting from Operations (1)	76.09	(68.02)
Distributions Declared (1)	(44.17)	(10.00)
Accretion of Share Issuances (at $1,000 per share) (1)	11.52	59.45
Net Asset Value, End of Year	$1,024.87	$981.43
Total Return	9.13%	(0.88)%

Supplemental Data:
Net Assets, End of Year	$59,017,490	$27,812,757
Ratios to Average Net Assets:
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	5.11%	7.66%
Net Expenses After Reimbursement/Recoupment	5.31%	7.30%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	4.03%	7.30%
Net Investment Income (Loss)	2.78%	(4.41)%
Portfolio Turnover Rate	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.
*	Financial Highlights for the period March 30, 2022 to March 31, 2022 are not presented as the Fund had not commenced operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting.

The Fund’s Adviser is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Fund’s Adviser, including our Chief Financial Officer and fund manager, the Fund’s management conducted an evaluation of the effectiveness of its internal control over financial reporting. Based upon that evaluation, the Fund’s CEO and CFO have concluded that the Fund’s internal controls over financial reporting are effective as of the end of the period covered by this report. This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules for non-accelerated filers by the Securities and Exchange Commission permitting the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. Other Information

NoNE.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Trustees and Executive Officers

The Fund’s business and affairs are managed under the direction of the Board. The Board consists of three members, two of whom are Independent Trustees. The Board appoints the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of the fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

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

Paul Moore, an Interested Trustee, serves as Chairman of the Board. The Board believes that it is in the best interests of the Fund’s investors for Mr. Moore to lead the Board because Mr. Moore’s relationship with the Investment Adviser provides an effective liaison between the Board and management and encourages an open dialogue between management and the Board, ensuring that these groups act with a common purpose. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees and the committees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management, the Investment Adviser and the Board.

Each trustee will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification, or removal. Under the Declaration of Trust, the Fund is not required to hold annual meetings.

Trustees

The following information regarding the Board is as of March 31, 2024:

Name	Age	Position	Director Since	Principal Occupation During Past 5 Years
Interested Trustee
Paul T. Moore	60	CEO and Chairman of the Board	2022	Managing Partner, Wellings Capital
Independent Directors
Aaron B. Moatz	45	Trustee	2023	Family Office Manager
Norman J. Cerk	53	Trustee	2022	Family Office Manager

The address for Paul Moore, Aaron Moatz, and Norman Cerk is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Executive Officers Who Are Not Trustees

The following information regarding the Fund’s executive officers who are not trustees is as of March 31, 2024:

Name	Age	Position

Benjamin P. Kahle	30	Chief Operating Officer and Chief Financial Officer
Adrienne Y. Hart	63	Chief Compliance Officer

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

Aaron B. Moatz

Mr. Moatz has 20 years of experience in the capital markets and securities industry and has a proven track record of managing and scaling large portfolios. He worked for three years at Susquehanna International Group in a proprietary trading group, managing a market-neutral portfolio of stocks. After Susquehanna, Mr. Moatz spent 12 years at Citadel LLC, where he was a partner of the firm in the Global Equities division. At Citadel, he focused on technology and service-related equities and managed a portfolio within a team that deployed several billion dollars of capital. After Citadel, Mr. Moatz was a co-founding partner at Woodline Partners when it launched in 2019. Woodline Partners is a market-neutral hedge fund that currently manages over $7 billion in assets. At the beginning of 2023, Mr. Moatz transitioned to start a multi-family office with a focus on investing in uncorrelated and alternative investments. He previously served on the Leadership Council of Tipping Point Community, a nonprofit organization in San Francisco. Mr. Moatz serves as the Chairman of the Audit Committee and as a member of the Investment Committee for Wellings Real Estate Income Fund. He holds a B.A. from Middlebury College, where he majored in Economics.

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

Aaron B. Moatz

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

Presently, Paul Moore serves as the Chairman of the Board. Mr. Moore is an “interested person” of the Fund as defined in Section 2(a)(19) of the 1940 Act because he is Managing Partner and Founder of the Investment Adviser. The Fund believes that Mr. Moore’s extensive knowledge of the financial services industry and 20+ year experience with in private real estate investing qualifies him to serve as the Chairman of the Board. The Fund believes that it is best served through this existing leadership structure, as Mr. Moore’s relationship with the Investment Adviser provides an effective liaison and encourages an open dialogue between management and the Board, enabling both groups to act with a common purpose.

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

Audit Committee

The Audit Committee is currently composed of two individuals, and both are considered Independent Trustees. Aaron B. Moatz serves as Chair of the Audit Committee. Mr. Moatz meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Fund’s investments; selecting the Fund’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Fund’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Fund’s annual financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Fund’s audit reports and financial statements.

Portfolio Management

The management of the Fund’s investment portfolio is the responsibility of the Investment Adviser and the Investment Committee. The Investment Committee is chaired by Benjamin P. Kahle, and the other members of the Investment Committee are Paul T. Moore and Aaron B. Moatz. A majority of members of the Investment Committee, which must include the Chief Operating Officer, must approve each new investment that the Fund makes. The biography for the members of the Investment Committee portfolio management team and/or Investment Committee is included above in the “Trustees” section.

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

Code of Ethics

Our Code of Ethics, which is signed by employees of the Adviser, requires that requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Fund.

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

Nomination of Directors

As reflected in the Fund’s recent 8-K filing, Aaron B. Moatz replaced Nathan D. Goad as an Independent Trustee and Chairman of the Audit Committee. No other changes have taken place since the inception of the Fund.

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

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

In conjunction with the Fund’s formation, certain affiliates of the Investment Adviser purchased $200,000 in Shares of the Fund. Certain affiliates of the Investment Adviser have since purchased additional Shares. The Shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

The following table sets forth certain ownership information with respect to shares of the Fund’s Shares of beneficial interest for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Fund’s Shares and all officers and directors, as a group.

		Percentage of Common Shares Outstanding
Name and address	Type of ownership	Shares owned	Percentage
Benjamin P. Kahle(1)	Record	150.00	0.2%
Paul T. Moore(1)	Record	276.84	0.5%
Aaron B. Moatz(1)	N/A	500.00	0.9%
Norman J. Cerk(1)	N/A	400.00	0.7%
Adrienne Y. Hart(1)	N/A	—	—

*	Represents less than 1.0%.

(1)	The address for each of the Fund’s officers and directors is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Item 13. Certain Relationships and Related Transactions and Director Independence

We have procedures in place for the review, approval, and monitoring of transactions involving us and certain persons related to us. As disclosed in various filings with the SEC, Wellings Capital Management has served as the Fund investment advisor since the Fund’s inception under an Investment Advisory Agreement that took effect May 2, 2022 and was renewed on May 1, 2024. The Investment Advisory Agreement was approved by the Fund’s organizational board meeting that took place in March 2022. The value of the Investment Advisory Agreement was determined based on a management fee. The amount of management fees paid to Wellings Capital Management for the fiscal year ended March 31, 2024, under the Investment Advisory Agreement was $465,838.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal years ended March 31, 2024 and 2023)

The following aggregate fees by RSM US LLP, (PCAOB ID: 49), located at 30 South Wacker Drive, Suite 3300, Chicago, IL 60606, the Fund’s independent registered public accounting firm for the fiscal years ended March 31, 2024 and 2023 that were billed to the Fund for work attributable to audit, tax and other services.

	Fiscal Year Ended March 31,
	2024	2023
Audit Fees	$273,176	$210,410
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	33,066
Total Fees:	$273,176	$243,476

Services rendered by RSM US LLP in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the review of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees related to the Fund’s registration statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.01	Agreement and Declaration of Trust (filed as Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference)
3.02	Bylaws (filed as Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).
4.01	Subscription Agreement (Incorporated by reference to Exhibit 4.1 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.01	Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.02	Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.03	Custody Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
10.04	Escrow Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56432) filed on August 1, 2022).
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Statements of Assets and Liabilities as of March 31, 2024 and March 31, 2023

Schedule of Investments as of March 31, 2024 and March 31, 2023

Statements of Operations for the years ended March 31, 2024, March 31, 2023, and period from March 30, 2022 (Organization of Fund) to March 31, 2022

Statements of Changes in Net Assets for the years ended March 31, 2024, March 31, 2023 and period from March 30, 2022 (Organization of Fund) to March 31, 2022

Statements of Cash Flows for the years ended March 31, 2024, March 31, 2023 and period from March 30, 2022 (Organization of Fund) to March 31, 2022

Notes to the Financial Statements

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wellings Real Estate Income Fund

By:	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer
Date:	6/27/2024

By:	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Operating Officer and Chief Financial Officer
Date:	6/27/2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul T. Moore		/s/ Benjamin P. Kahle
Paul T. Moore		Benjamin P. Kahle
Chief Executive Officer		Chief Operating Officer, Chief Financial Officer

Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	6/27/2024	Date:	6/27/2024

