Form 10-Q
period 2024-06-30
Wellings Real Estate Income Fund
filed 2024-08-12
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (the “Fund”), current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	business prospects and the prospects of the Fund’s portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of Wellings Capital Management, LLC (the “Investment Adviser”) to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

●	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in the Fund’s operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Fund invests;

●	the ability of the companies in which the Fund invests to achieve their objectives;

●	the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;

●	the use of borrowed money to finance a portion of the Fund’s investments;

●	the adequacy, availability and pricing of the Fund’s financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

●	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Report.

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

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2024	March 31,
	(unaudited)	2024
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $11,500,000 and $11,500,000, respectively)	$11,876,068	$11,876,068
Non-Control/Affiliate Investments, at fair value (cost $14,049,904 and $13,366,959, respectively)	14,716,932	14,004,486
Control Investments, at fair value (cost $23,754,555 and $23,040,255, respectively)	25,744,745	25,030,445
Short-Term Investments, at fair value (cost $12,893,492 and $9,315,090, respectively)	12,893,492	9,315,090
Total Investments, at fair value (cost $62,197,951 and $57,222,304, respectively)	65,231,237	60,226,089
Receivable from Adviser for reimbursement of organizational expense and offering costs	-	47,451
Other assets	19,517	-
TOTAL ASSETS	65,250,754	60,273,540

LIABILITIES
Payable to Adviser	-	47,451
Incentive fee payable	606,657	600,757
Professional fees payable	244,679	213,556
Directors and officers expense payable	23,645	14,020
Fee income received in advance	115,769	-
Distributions received in advance	205,414	317,784
Other payables	62,807	62,482
TOTAL LIABILITIES	1,258,971	1,256,050

TOTAL NET ASSETS	$63,991,783	$59,017,490

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$59,691,546	$55,306,491
Accumulated distributable gain	4,300,237	3,710,999

TOTAL NET ASSETS	$63,991,783	$59,017,490

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	62,742	57,585

NET ASSET VALUE PER SHARE	$1,019.92	$1,024.87

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2024

(UNAUDITED)

			Initial
		Geographic	Acquisition			Percent of
Portfolio Company/Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$2,990,768	4.68
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.86
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	0.97
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.78
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.49
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.25
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	7.97
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.56
Total Non-Control/Non-Affiliate Investments				11,500,000	11,876,068	18.56

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	6.18
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	680,000	1.06
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.20
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.21
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	1.73
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.04
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.16
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.27
PR Estates JV LLC (3)(4)
Preferred Equity, Membership Interests	Multifamily	United States	5/6/2024	327,871	327,871	0.51
SCC Flint River Holdings, LP (3)(4)(6)
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,888,174	2,093,313	3.27
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,792,548	4.37
Total Non-Control/Affiliate Investments				14,049,904	14,716,932	23.00

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)*
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	21.93
Fairbridge Credit LLC (3)(4)(7)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	7.81
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	3,484,278	3,940,468	6.16
Madison Terrace Group LLC (3)(4)(8)
Preferred Equity	Multifamily	United States	3/7/2024	2,770,277	2,770,277	4.33
Total Control Investments				23,754,555	25,744,745	40.23

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (9)
Institutional Class		United States	6/30/2024	12,893,492	12,893,492	20.15
Total Short-Term Investments				12,893,492	12,893,492	20.15

Total Investments				$62,197,951	65,231,237	101.94
Liabilities in Excess of Other Assets					(1,123,685)	(1.94)
Net Assets					$63,991,783	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in portfolio companies in which the Fund owns more than 25% of the portfolio company’s capital and/or has the power to exercise control over the management or policies of the portfolio company. Affiliate Investments generally are defined by the 1940 Act as investments in portfolio companies in which the Fund owns between 5% and 25% of the portfolio company’s capital.
(3)	Investment is restricted as to resale. As of June 30, 2024, the total cost and fair value of investments subject to restrictions on sales was $49,304,459 and $52,337,745, respectively, representing 81.8% of the Fund’s net assets.
(4)	Income producing.
(5)	Included in the above, as of June 30, 2024, Crystal View Capital Fund IV, L.P. held twelve real estate assets comprised of Federal Storage, Mountain Vista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, Clover Estates, OK Storage, Warwick and Royal MHC, and Pine Vista MHC. The Fund’s proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $1,149,760, $370,890, $1,186,849, $1,186,849, $759,583, $686,147, $1,665,297, $1,854,451, $3,430,734, $927,225, $574,880, and $1,761,728, respectively.
(6)	Investment is held through the Fund’s ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.
(7)	Investment is held through the Fund’s ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.
(8)	Investment is held through the Fund’s ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC
(9)	5.21% seven-day annualized yield as of June 30, 2024.
*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2024

			Initial
		Geographic	Acquisition			Percent of
Portfolio Company/Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$2,990,768	5.07
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.94
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	1.05
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.85
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.62
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.34
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	8.64
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.61
Total Non-Control/Non-Affiliate Investments				11,500,000	11,876,068	20.12

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	6.70
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.10
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.31
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.31
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	1.88
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.12
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.25
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.38
SCC Flint River Holdings, JV (3)(4)(7)
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,533,100	1,738,238	2.95
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,792,548	4.73
Total Non-Control/Affiliate Investments				13,366,959	14,004,486	23.73

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)*
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	23.78
Fairbridge Credit LLC (3)(4)(8)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	8.47
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	3,348,903	3,805,093	6.45
Madison Terrace Group LLC (3)(4)(9)
Preferred Equity	Multifamily	United States	3/7/2024	2,191,352	2,191,352	3.71
Total Control Investments				23,040,255	25,030,445	42.41

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	3/31/2024	9,315,090	9,315,090	15.79
Total Short-Term Investments				9,315,090	9,315,090	15.79

Total Investments				$57,222,304	60,226,089	102.05
Liabilities in Excess of Other Assets					(1,208,599)	(2.05)
Net Assets					$59,017,490	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in portfolio companies in which the Fund owns more than 25% of the portfolio company’s capital and/or has the power to exercise control over the management or policies of the portfolio company. Affiliate Investments generally are defined by the 1940 Act as investments in portfolio companies in which the Fund owns between 5% and 25% of the portfolio company’s capital.
(3)	Investment is restricted as to resale. As of March 31, 2024, the total cost and fair value of investments subject to restrictions on sales was $47,907,214 and $50,910,999, respectively, representing 86.26% of the Fund’s net assets.
(4)	Income producing.
(5)	Included in the above, as of March 31, 2024, Crystal View Capital Fund IV, L.P. held nine real estate assets comprised of Federal Storage, MountainVista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, and Clover Estates. The Fund’s proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $1,448,717, $467,328, $1,495,449, $1,495,449, $957,088, $864,557, $2,098,302, $2,336,640, and $4,322,783, respectively.
(6)	5.21% seven-day annualized yield as of March 31, 2024.
(7)	Investment is held through the Fund’s ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.
(8)	Investment is held through the Fund’s ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.
(9)	Investment is held through the Fund’s ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC
*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30,
	2024	2023
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$-	$95,000
Dividend income	244,854	94,199
Non-Control/Affiliate Investments:
Fee income	16,587	-
Dividend income	226,168	65,117
Control Investments:
Fee income	-	35,319
Dividend income	435,997	77,149
Interest income	149,596	62,437

TOTAL INVESTMENT INCOME	1,073,202	429,221

EXPENSES
Management fee	157,290	88,643
Professional fees	142,870	152,125
Directors and officers expense	44,570	79,972
Marketing and distribution expense	27,000	36,625
Accounting and administration fees	22,529	19,000
Insurance expense	12,259	7,827
Custody and transfer agent expense	6,743	4,622
Incentive fee	5,900	13,700
Offering costs	-	36,606
Recoupment by Adviser of previously reimbursed expenses	47,451	-
Other expenses	46,853	19,808

TOTAL EXPENSES	513,465	458,928

NET INVESTMENT INCOME (LOSS)	$559,737	$(29,707)

NET CHANGE IN UNREALIZED APPRECIATION ON:
Non-Control/Affiliate Investments	29,500	10,500
Control Investments	-	58,000

TOTAL NET CHANGE IN UNREALIZED APPRECIATION	29,500	68,500

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$589,237	$38,793

Weighted average common Shares outstanding	61,852	35,141

Net investment income (loss) per common Share (basic and diluted) (1)	$9.05	$(0.85)

Earnings per common Share (basic and diluted) (1)	$9.53	$1.10

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended
	June 30,
	2024	2023
INCREASE IN NET ASSETS FROM OPERATIONS:
Net investment income (loss)	$559,737	$(29,707)
Net change in unrealized appreciation	29,500	68,500

NET INCREASE IN NET ASSETS FROM OPERATIONS	589,237	38,793

DISTRIBUTIONS TO SHAREHOLDERS	(771,759)	(350,867)

CAPITAL TRANSACTIONS:
Proceeds from shares sold	4,826,500	10,902,991
Reinvestment of distributions	330,315	130,777

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	5,156,815	11,033,768

NET INCREASE IN NET ASSETS	4,974,293	10,721,694

NET ASSETS:
Beginning of period	59,017,490	27,812,757
End of period	$63,991,783	$38,534,451

CAPITAL SHARE TRANSACTIONS:
Shares sold	4,827	10,903
Reinvestment of distributions	330	131

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	5,157	11,034

SHARES:
Beginning of period	57,585	28,339
End of period	62,742	39,373

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase in Net Assets Resulting from Operations	$589,237	$38,793
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(1,397,246)	(6,409,440)
Change in short-term investments, net	(3,578,402)	(4,563,959)
Net change in unrealized appreciation:
Non-Control/Affiliate Investments	(29,500)	(10,500)
Control Investments	-	(58,000)
Amortization of deferred offering costs	-	36,606
Changes in Operating Assets and Liabilities:
Decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	47,451	-
Increase in other assets	(19,517)	(23,480)
Decrease in payable to Adviser	(47,451)	(56,026)
Increase/(decrease) in professional fees payable	31,123	(18,928)
Increase in incentive fee payable	5,900	13,700
Increase in directors and officers expense payable	9,625	28,000
Decrease in distributions received in advance	(112,370)	-
Increase in fee income received in advance	115,769	-
Increase in other payables	325	295,333
Net Cash used in Operating Activities	(4,385,056)	(10,727,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	4,826,500	10,902,991
Cash distributions paid, net of reinvestments	(441,444)	(220,090)
Net Cash Provided by Financing Activities	4,385,056	10,682,901

NET INCREASE (DECREASE) IN CASH	-	(45,000)

CASH:
Beginning of Period	-	45,000
End of Period	$-	$-

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$330,315	$130,777

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of June 30, 2024, the Fund had made investments totaling $49,304,459 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund has fully reimbursed the Adviser as of quarter ended June 30, 2024. The Adviser will on occasion pay invoices on behalf of the Fund, of which the Adviser is due reimbursement.

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

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2024, the Fund holds no cash and short-term investments in the amount of $12,893,492. As of March 31, 2024, the Fund held no cash and short-term investments in the amount of $9,315,090.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of June 30, 2024. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$27,322,500	$5,783,316	$33,105,816
Preferred Equity	-	-	19,231,929	-	19,231,929
Short-Term Investments	12,893,492	-	-	-	12,893,492
Total Investments	$12,893,492	$-	$46,554,429	$5,783,316	$65,231,237

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

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of June 30, 2024 and March 31, 2024, are as follows:

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

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of June 30, 2024:

Investment Type	Fair Value June 30, 2024	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$27,322,500	Income Approach / Discounted Cash Flow	Cost of Equity	12.5% - 31.8% (21.9%)
			Capitalization Rate	7.5%
Preferred Equity	19,231,929	Cost	Transaction Price	N/A
		Income Approach / Discounted Cash Flow	Cost of Equity	14.1% - 36.2% (22.2%)
Total	$46,554,429

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

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended June 30, 2024:

Investment Type	Balance as of April 1, 2024	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of June 30, 2024
Common Equity	$27,293,000	$-	$-	$-	$-	$29,500	$27,322,500
Preferred Equity	17,834,683	-	1,397,246	-	-	-	19,231,929
Total	$45,127,683	$-	$1,397,246	$-	$-	$29,500	$46,554,429

*	Includes return of capital.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended June 30, 2023:

Investment Type	Balance as of April 1, 2023	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of June 30, 2023
Common Equity	$17,631,850	$-	$3,500,000	$-	$-	$68,500	$21,200,350
Preferred Equity	4,000,000	-	2,909,440	-	-	-	6,909,440
Total	$21,631,850	$-	$6,409,440	$-	$-	$68,500	$28,109,790

*	Includes return of capital.

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the three months ended June 30, 2024) is shown below:

Portfolio Company	Principal/ Shares/Units April 1, 2024	Principal/ Shares/Units June 30, 2024	Fair Value April 1, 2024	Purchases	Proceeds From Sales or Other Dispositions*	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value June 30, 2024	Dividend Income	Fee Income
Non-Control/Affiliate Investments:
Great Escapes RV Fund IV, L.P. (1)	-	N/A (2)	$3,953,800	$-	$-	$-	$-	$3,953,800	$-	$-
Newark-Forest MHPS LLC (1)	-	N/A (2)	650,500	-	-	-	29,500	680,000	9,548	-
LBX Deptford Investors LLC (1)	-	N/A (2)	770,000	-	-	-	(30,000)	740,000	12,512	-
LBX Fashion Square Investors LLC (1)	-	N/A (2)	775,900	-	-	-	-	775,900	13,089	-
LBX Fair Oaks Investors LLC (1)	-	N/A (2)	1,108,800	-	-	-	-	1,108,800	20,216	-
LBX Manchester Investors LLC (1)	-	N/A (2)	661,700	-	-	-	-	661,700	15,505	-
LBX Mount Prospect Investors LLC (1)	-	N/A (2)	740,000	-	-	-	30,000	770,000	3,298	-
Post Sandstone Partners LLC (1)	-	N/A (2)	813,000	-	-	-	-	813,000	12,741	-
PR Estates JB LLC (1)	-	N/A (2)	-	327,871	-	-	-	327,871	17,394	16,587
SCC Flint River Holdings, LP (1)	-	N/A (2)	1,738,238	355,075	-	-	-	2,093,313	95,897	-
TC-BKM US Industrial Fund I, L.P. (1)	-	N/A (2)	2,792,548	-	-	-	-	2,792,548	25,968	-
Total Non-Control/Affiliate Investments			14,004,486	682,946	-	-	29,500	14,716,932	226,168	16,587

Control Investments:
Crystal View Capital Fund IV, L.P. (1)	-	N/A (2)	14,034,000	-	-	-	-	14,034,000	197,179	-
Fairbridge Credit LLC (1)	-	N/A (2)	5,000,000	-	-	-	-	5,000,000	58,796	-
Fairbridge Grand Hampton LLC (1)	-	N/A (2)	3,805,093	135,375	-	-	-	3,940,468	85,966	-
Madison Terrace Group LLC (1)	-	N/A (2)	2,191,352	578,925	-	-	-	2,770,277	94,056	-
Total Control Investments			25,030,445	714,300	-	-	-	25,744,745	435,997	-

Total Non-Control/Affiliate and Control Investments			$39,034,931	$1,397,246	$-	$-	$29,500	$40,461,677	$662,165	$16,587

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.
*	Includes return of capital and other corporate actions.

The Fund has determined that Crystal View Capital Fund IV, L.P. meets the definition of a “significant subsidiary” under Rule 4-08(g) of Regulation S-X. The summarized financial information included in this quarterly report for the quarter ended June 30, 2024, do not include the complete financial information for Crystal View Capital Fund IV, L.P. While the Fund is unable to provide financial information for Crystal View Capital Fund IV, L.P. as of June 30, 2024, the summarized financial information for the quarter ended March 31, 2024 and 2023, are included in the table below.

There have been no material changes in the operations or financial condition of Crystal View Capital Fund IV, L.P. since March 31. The Fund is diligently working to obtain the necessary financial information as of June 30, 2024, and will include it in subsequent filings.

The following tables present summarized financial information for Crystal View Capital Fund IV, L.P. in accordance with Rule 4-08(g) of Regulation S-X:

	Quarter Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Results of Operations
Revenue	$903,651	$1,308
Operating Expenses	$749,102	$117,058
Net operating income (loss)	$154,549	$(115,750)

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2024, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended June 30, 2024, the Fund had interest income of $149,596 and dividend income of $907,019. For the three months ended June 30, 2023, the Fund had interest income of $62,437 and dividend income of $236,465.

Distributions received in advance relate to special terms from the Fund’s preferred equity investments. Due to the general complexities and terms of these deals, the Fund may receive future cash flow at the time of investment. Prior to being recognized as dividend income, cash is held in the Distributions received in advance account.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. Other fee income as presented on the Statements of Operations relates to similar fees received from prospective investments that are not consummated. For the three months ended June 30, 2024, the Fund had fee income of $16,587. For the three months ended June 30, 2023, the Fund had fee income of $130,319.

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

For the three months ended June 30, 2024, $5,900 of Incentive Fee and $157,290 in Management Fee were incurred as presented on the Statements of Operations. For the three months ended June 30, 2023, $13,700 of Incentive Fee and $88,643 in Management Fee were incurred as presented on the Statements of Operations. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the incentive fee as it relates to unrealized appreciation of the underlying investments.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of June 30, 2024, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of June 30, 2024, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of June 30, 2024, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. For the three months ended June 30, 2024, the Adviser was reimbursed $47,451 of offering costs. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $146,426. As of June 30, 2024, $0 was receivable from Adviser for reimbursement of organizational expense and offering costs.

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

The following table summarizes the Fund’s distributions during the three months ended June 30, 2024:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2024	4/22/2024	$4.1667	$253,210	$144,719	$108,491
5/1/2024	5/17/2024	4.1667	257,585	146,406	111,179
6/1/2024	6/21/2024	4.1667	260,964	150,319	110,645
	Total:	$12.5001	$771,759	$441,444	$330,315

The following table summarizes the Fund’s distributions during the three months ended June 30, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2023	4/24/2023	$3.3333	$99,460	$61,863	$37,597
5/1/2023	5/22/2023	3.3333	120,327	76,303	44,024
6/1/2023	6/21/2023	3.3333	131,079	81,924	49,155
	Total:	$9.9999	$350,866	$220,090	$130,776

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of June 30, 2024.

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

Fund investors contributed aggregate capital effective July 1, 2024 in the amount of $5,653,100. Fund investors also contributed aggregate capital effective August 1, 2024 in the amount of $975,000.

The Fund made a monthly distribution on July 30, 2024 in the amount of $284,981, based on an annualized rate of approximately 5% of its net assets. The July 30, 2024 distribution resulted in $164,348 being paid to investors in cash and $120,632 being reinvested into the Fund.

11. Financial Highlights

	Three Months Ended June 30,
	2024	2023
Per Share Operating Performance (for a Share outstanding throughout the period):
Net Asset Value, Beginning of Period	$1,024.87	$981.43
Net Investment Income (Loss) (1)	9.12	(0.61)
Net Change in Unrealized Appreciation (Depreciation) (1)	0.47	1.74
Net Increase (Decrease) in Net Assets Resulting from Operations (1)	9.59	1.13
Distributions Declared (1)	(12.50)	(10.00)
Accretion (Dilution) of Share Issuances (at $1,000 per share) (1)	(2.04)	6.15
Net Asset Value, End of Period	$1,019.92	$978.71
Total Return (not annualized)	0.94%	0.72%

Supplemental Data:
Net Assets, End of Period	$63,991,783	$38,534,451
Ratios to Average Net Assets (2):
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	3.01%	5.64%
Net Expenses After Reimbursement/Recoupment	3.31%	5.64%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	3.27%	5.47%
Net Investment Income (Loss)	3.61%	(0.36)%
Portfolio Turnover Rate (not annualized)	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.
(2)	Annualized for periods less than one year.

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

Business proceedings and operations officially commenced on July 1, 2022, and the first fiscal year end was March 31, 2023. The Fund is now in its third year of operations. For the three months ended June 30, 2024, the Fund raised approximately $4.83 million.

During the three months ended June 30, 2024, the Fund generated $923,606 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $149,596 in interest income, totaling $1,073,202 for the period.

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

Investment Income

As of June 30, 2024, the Fund’s portfolio consisted of 22 common and preferred equity commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the three months ended June 30, 2024, the Fund generated $1,073,202 in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the fund’s underlying investments. The interest income came as a result of the fund’s short-term investments in money-market accounts. The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund’s primary operating expenses include the payment of the audit expense, management fee to the Adviser, legal and professional fees, interest expenses, valuation services, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the three months ended June 30, 2024, the Fund made one new investment and two follow-on investments across varying opportunities, bringing the total to 22 total investments since the Fund’s inception. This brought the total invested since inception to $49.30 million. In addition, for the three months ended June 30, 2024, the Fund raised approximately $4.83 million, which was used to support the new investments and increase the Fund’s liquidity, bringing the total capital contributions to approximately $61.33 million.

During the three months ended June 30, 2023, the Fund made four new investments across varying investment opportunities, bringing the total to 17 total investments since the Fund’s inception. This brought the total invested since inception to $30.86 million. In addition, for the quarter ended June 30, 2023, the Fund raised approximately $10.90 million, which was used to support the new investments and increase the Fund’s liquidity, bringing total capital contributions to $39.17 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund’s eighth quarter of operations and ninth since launch, and as such, the Fund’s performance should be considered in the context of its early stage of development.

Our operating results for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	2023
Total investment income	$1,073,202	$429,221
Total expenses, net of fees	513,465	458,928
Net investment income (loss)	559,737	(29,707)
Net change in unrealized appreciation	29,500	68,500
Net increase in net assets resulting from operations	$589,237	$38,793

The Fund’s investment income was primarily generated from common and preferred equity investments made by the Fund into targeted investments. The Fund also generated investment income from short-term investments and fee income. The Fund generated Net Investment Income (Loss) of $559,737 and $(29,707) for the three months ended June 30, 2024 and 2023, respectively. The significant increase year-over-year stems from the increased size of the portfolio and additional cash flow being provided from the Fund’s investments.

The Fund has unrealized appreciation of $29,500 and $68,500 for the three months ended June 30, 2024 and 2023, respectively. This change in unrealized appreciation stems from fair value assessments that were performed for several of the Fund’s underlying investments.

Expenses

The composition of our operating expenses for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	2023
Management fee	$157,290	$88,643
Professional fees	142,870	152,125
Directors and officers expense	44,570	79,972
Marketing and distribution expense	27,000	36,625
Accounting and administration fees	22,529	19,000
Insurance expense	12,259	7,827
Custody and transfer agent expense	6,743	4,622
Incentive fee	5,900	13,700
Offering costs	-	36,606
Other expenses	46,853	19,808
Recoupment by Adviser of previously reimbursed expenses	47,451	-
	$513,465	$458,928

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three months ended June 30, 2024 and 2023, the Fund incurred management fees of $157,290 and $88,643, respectively. The significant increase in management fee came as a result of the increase in both capital raised and capital deployed by the Fund into qualifying investment opportunities.

Professional fees

The Fund’s professional fees primarily relate to audit, legal, and valuation services. For the three months ended June 30, 2024 and 2023, the Fund incurred professional fees of $142,870 and $152,125, respectively.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three months ended June 30, 2024 and 2023, the Fund incurred directors and officers costs of $44,570 and $79,972, respectively.  The significant decrease in directors and officers expense came as a result of inflated costs during the three months ended June 30, 2023, and management believes future costs will be more in line with the three months ended June 30, 2024.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the three months ended June 30, 2024 and 2023, the Fund had marketing and distribution costs of $27,000 and $36,625, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three months ended June 30, 2024 and 2023, the Fund incurred accounting and administrative expenses of $22,529 and $19,000, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three months ended June 30, 2024 and 2023, the Fund had insurance expenses of $12,259 and $7,827, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the three months ended June 30, 2024 and 2023, the Fund had custody and transfer agent fees of $6,743 and $4,622, respectively.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. For the three months ended June 30, 2024 and 2023, the Fund had incentive fee expense of $5,900 and $13,700, respectively. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the incentive fee as it relates to unrealized appreciation of the underlying investments.

Offering Costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the three months ended June 30, 2024 and 2023, the Fund amortized offering costs of $0 and $36,606, respectively.

Other Expenses

Other expenses primarily include subscriptions, due diligence expenses, and other miscellaneous general and administrative expenses incurred by the Fund. For the three months ended June 30, 2024 and 2023, the Fund had other expenses of $46,852 and $19,808, respectively.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses consists of expenses that were originally paid by the Adviser and subject to reimbursement by the Fund upon achieving $20.0 million in subscriptions. For the three months ended June 30, 2024 and 2023, the Fund had recoupment by Adviser of previously reimbursed expenses of $47,451 and $0, respectively.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2024, the Fund had $12,893,492 in short-term investments. The investments are liquidated into cash for investing and general corporate purposes at the discretion of management. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities was $4.39 million and $10.73 million for the three months ended June 30, 2024 and 2023, respectively, and the Fund’s cash provided by financing activities was $4.39 million and $10.68 million for the same periods. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds of $4.83 million from shares issued.

During the three months ended June 30, 2024, the Fund closed offerings at the beginning of each calendar month, raising $4.83 million in cash that was available for the Adviser to invest in qualified investments. The Fund intends to continue to invest available capital in accordance with its investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to June 30, 2024, the Fund has received total capital contributions of $61.23 million in equity, and the Adviser anticipates this number to continue growing for the foreseeable future.

The Fund has made distributions of $771,760 million to investors during the three months ended June 30, 2024. Cash available for distributions was generated from the Fund’s underlying investments. These distributions are at the sole discretion of the Adviser.

The Fund accepted additional subscriptions of $5,653,100 and $975,000 on July 1, 2024 and August 1, 2024, respectively. The Fund distributed additional cash of $284,981 as a return on capital to investors on July 30, 2024.

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

The Fund’s critical accounting estimates are as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Excluding the Fund’s Level 1 short-term investments in overnight accounts, all of the Fund’s investments are classified as Level 3 or are valued using net asset value as practical expedient.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1 and August 1, the Fund sold $5,653,100 and $975,000, respectively, aggregating approximately $69,000,000 million of unregistered common shares of beneficial interest to accredited investors. For the period from April 1, 2024, through June 30, 2024, the Fund made investments in three different commercial real estate opportunities spread across various parts of the United States totaling approximately $1,397,246. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

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

Wellings Real Estate Income Fund

Date: August 12, 2024	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: August 12, 2024	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer