Form 10-Q
period 2024-09-30
Wellings Real Estate Income Fund
filed 2024-11-14
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2024	March 31,
	(unaudited)	2024
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $12,419,057 and $11,500,000, respectively)	$12,795,125	$11,876,068
Non-Control/Affiliate Investments, at fair value (cost $14,683,325 and $13,366,959, respectively)	15,621,833	14,004,486
Control Investments, at fair value (cost $23,839,555 and $23,040,255, respectively)	25,829,745	25,030,445
Short-Term Investments, at fair value (cost $19,012,629 and $9,315,090, respectively)	19,012,629	9,315,090
Total Investments, at fair value (cost $69,954,566 and $57,222,304, respectively)	73,259,332	60,226,089
Receivable from Adviser for reimbursement of organizational expense and offering costs	-	47,451
Other assets	14,638	-
TOTAL ASSETS	73,273,970	60,273,540

LIABILITIES
Payable to Adviser	-	47,451
Incentive fee payable	660,953	600,757
Professional fees payable	157,215	213,556
Directors and officers expense payable	12,315	14,020
Fee income received in advance	25,046	-
Distributions received in advance	772,264	317,784
Other payables	38,590	62,482
TOTAL LIABILITIES	1,666,383	1,256,050

TOTAL NET ASSETS	$71,607,587	$59,017,490

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$66,350,140	$55,306,491
Accumulated distributable gain	5,257,447	3,710,999

TOTAL NET ASSETS	$71,607,587	$59,017,490

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	70,233	57,585

NET ASSET VALUE PER SHARE	$1,019.57	$1,024.87

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2024

(UNAUDITED)

Portfolio Company/Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
514 That Way LLC (3)(4)
Preferred Equity, Membership Interests	Multifamily	United States	8/12/2024	$553,825	$553,825	0.77
Parkview Financial Fund 2015, LP (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	3,000,000	2,990,768	4.18
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.77
Post Las Colinas Heights Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	0.86
Post Oak Forest Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.33
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.70
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.12
Riparian Baltimore SFR Investors I LLC (3)(4)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	7.13
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.50
SROA Capital Fund VIII GP Co-Investment LLC (3)
Common Equity, Membership Interests	Self Storage	United States	9/19/2024	365,232	365,232	0.51
Total Non-Control/Non-Affiliate Investments				12,419,057	12,795,125	17.87

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, LP (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	5.52
Newark-Forest MHPS LLC (3)(4)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	680,000	0.95
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.08
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,301,900	1.82
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	881,000	1.23
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	676,900	0.95
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.03
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.14
PR Estates JB LLC (3)(4)
Preferred Equity, Membership Interests	Multifamily	United States	5/6/2024	475,664	475,664	0.66
SCC Flint River Holdings, LP (3)(4)(6)
Preferred Equity, Limited Partner Interests	Multifamily	United States	12/15/2023	2,373,802	2,578,940	3.60
TC-BKM US Industrial Fund I, LP (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,750,629	3.84
Total Non-Control/Affiliate Investments				14,683,325	15,621,833	21.82

Control Investments (2)
Crystal View Capital Fund IV, LP (3)(4)(5)*
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	19.60
Fairbridge Credit LLC (3)(4)(7)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	6.98
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	3,484,278	3,940,468	5.50
Madison Terrace Group LLC (3)(4)(8)
Preferred Equity	Multifamily	United States	3/7/2024	2,855,277	2,855,277	3.99
Total Control Investments				23,839,555	25,829,745	36.07

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (9)*
Institutional Class		United States	9/30/2024	19,012,629	19,012,629	26.55
Total Short-Term Investments				19,012,629	19,012,629	26.55

Total Investments				$69,954,566	73,259,332	102.31
Liabilities in Excess of Other Assets					(1,651,745)	(2.31)
Net Assets					$71,607,587	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company’s capital.

(3)	Investment is restricted as to resale. As of September 30, 2024, the total cost and fair value of investments subject to restrictions on sales was $50,941,937 and $54,246,703, respectively, representing 75.8% of the Fund’s net assets.

(4)	Income producing.

(5)	As of September 30, 2024, Crystal View Capital Fund IV, L.P. held sixteen real estate assets comprised of Federal Storage, Mountain Vista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, Clover Estates, Mountain Vista North Mini Storage, Warwick Village, Royal Village, Pine Vista, Apple Creek, Parktown, and Countryside. The Fund’s proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $309,285, $958,785, $989,713, $989,713, $633,416, $572,178, $1,388,691, $1,546,427, $2,860,889, $773,213, $201,035, $278,357, $1,469,105, $2,268,515, $835,318, and $855,019, respectively.

(6)	Investment is held through the Fund’s ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.

(7)	Investment is held through the Fund’s ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.

(8)	Investment is held through the Fund’s ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC

(9)	4.83% seven-day annualized yield as of September 30, 2024.

*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2024

Portfolio Company/Type of Investment (1)	Industry	Geographic Region	Initial Acquisition Date	Cost	Fair Value	Percent of Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$2,990,768	5.07
Post Bellaire Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.94
Post Las Colinas Heights Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	1.05
Post Providence Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.85
Post Oak Forest Partners LLC (3)
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.62
Post TX I Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.34
Riparian Baltimore SFR Investors I LLC (3)*
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	8.64
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.61
Total Non-Control/Non-Affiliate Investments				11,500,000	11,876,068	20.12

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	6.70
Newark-Forest MHPS LLC (3)
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.10
LBX Deptford Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.31
LBX Fashion Square Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.31
LBX Fair Oaks Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	1.88
LBX Manchester Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.12
LBX Mount Prospect Investors LLC (3)(4)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.25
Post Sandstone Partners LLC (3)(4)
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.38
SCC Flint River Holdings, LP (3)(4)(7)
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,533,100	1,738,238	2.95
TC-BKM US Industrial Fund I, L.P. (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,792,548	4.73
Total Non-Control/Affiliate Investments				13,366,959	14,004,486	23.73

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)*
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	23.78
Fairbridge Credit LLC (3)(4)(8)*
Preferred Equity	Multifamily	United States	8/21/2023	5,000,000	5,000,000	8.47
Fairbridge Grand Hampton LLC (3)(4)*
Preferred Equity	Multifamily	United States	5/19/2023	3,348,903	3,805,093	6.45
Madison Terrace Group LLC (3)(4)(9)
Preferred Equity	Multifamily	United States	3/7/2024	2,191,352	2,191,352	3.71
Total Control Investments				23,040,255	25,030,445	42.41

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (6)
Institutional Class		United States	3/31/2024	9,315,090	9,315,090	15.79
Total Short-Term Investments				9,315,090	9,315,090	15.79

Total Investments				$57,222,304	60,226,089	102.05
Liabilities in Excess of Other Assets					(1,208,599)	(2.05)
Net Assets					$59,017,490	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the Fund are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of the Fund’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which the Fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which the Fund owns between 5% and 25% of the company’s capital.

(3)	Investment is restricted as to resale. As of March 31, 2024, the total cost and fair value of investments subject to restrictions on sales was $47,907,214 and $51,910,999, respectively, representing 86.26% of the Fund’s net assets.

(4)	Income producing.

(5)	Included in the above, as of March 31, 2024, Crystal View Capital Fund IV, L.P. held nine real estate assets comprised of Federal Storage, Mountain Vista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, and Clover Estates. The Fund’s proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $1,448,717, $467,328, $1,495,449, $1,495,449, $957,088, $864,557, $2,098,302, $2,336,640, and $4,322,783, respectively.

(6)	5.21% seven-day annualized yield as of March 31, 2024.

(7)	Investment is held through the Fund’s ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.

(8)	Investment is held through the Fund’s ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.

(9)	Investment is held through the Fund’s ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC

*	Investment represents more than 5% of the Fund’s net assets. Nothing held at these underlying investments represent more than 5% of the Fund’s net assets.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$76,206	$69,765	$76,206	$164,765
Dividend income	179,567	214,339	424,421	308,538
Non-Control/Affiliate Investments:
Fee income	-	-	16,587	-
Dividend income	240,543	111,307	466,711	176,424
Control Investments:
Fee income	-	118,830	-	154,149
Dividend income	535,042	189,083	971,039	266,232
Interest income	222,626	95,632	372,222	158,070

TOTAL INVESTMENT INCOME	1,253,984	798,956	2,327,186	1,228,178

EXPENSES
Management fee	161,695	106,515	318,985	195,159
Professional fees	132,452	139,119	275,322	291,245
Due diligence expense	67,760	5,619	92,339	14,019
Directors and officers expense	64,270	74,480	108,840	154,452
Incentive fee	54,295	32,508	60,195	46,208
Marketing and distribution expense	32,250	40,125	59,250	76,750
Accounting and administration fees	24,063	23,036	46,592	42,036
Custody and transfer agent expense	23,195	10,202	29,938	14,824
Insurance expense	4,879	7,827	17,138	15,653
Offering costs	-	-	-	36,606
Recoupment by Adviser of previously reimbursed expenses	-	-	47,451	-
Other expenses	3,395	10,796	25,669	22,204

TOTAL EXPENSES	568,254	450,227	1,081,719	909,156

NET INVESTMENT INCOME	$685,730	$348,729	$1,245,467	$319,022

NET CHANGE IN UNREALIZED APPRECIATION ON:
Non-Control/Affiliate Investments	271,481	162,541	300,981	173,041
Control Investments	-	-	-	58,000

TOTAL NET CHANGE IN UNREALIZED APPRECIATION	271,481	162,541	300,981	231,041

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$957,211	$511,270	$1,546,448	$550,063

Weighted average common Shares outstanding	69,438	41,676	65,666	38,427

Net investment income per common Share (basic and diluted) (1)	$9.88	$8.37	$18.97	$8.30

Earnings per common Share (basic and diluted) (1)	$13.79	$12.27	$23.55	$14.31

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INCREASE IN NET ASSETS FROM OPERATIONS:
Net investment income	$685,730	$348,729	$1,245,467	$319,022
Net change in unrealized appreciation	271,481	162,541	300,981	231,041

NET INCREASE IN NET ASSETS FROM OPERATIONS	957,211	511,270	1,546,448	550,063

DISTRIBUTIONS TO SHAREHOLDERS	(866,573)	(416,479)	(1,638,332)	(767,345)

CAPITAL TRANSACTIONS:
Proceeds from shares sold	7,159,900	4,737,783	11,986,400	15,640,773
Reinvestment of distributions	365,266	168,905	695,581	299,682

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	7,525,166	4,906,688	12,681,981	15,940,455

NET INCREASE IN NET ASSETS	7,615,804	5,001,479	12,590,097	15,723,173

NET ASSETS:
Beginning of period	63,991,783	38,534,451	59,017,490	27,812,757
End of period	$71,607,587	$43,535,930	$71,607,587	$43,535,930

CAPITAL SHARE TRANSACTIONS:
Shares sold	7,130	4,737	11,957	15,641
Reinvestment of distributions	361	169	691	299

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	7,491	4,906	12,648	15,940

SHARES:
Beginning of period	62,742	39,373	57,585	28,339
End of period	70,233	44,279	70,233	44,279

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase in Net Assets Resulting from Operations	$1,546,448	$550,063
Adjustments to Reconcile Net Increase in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(3,034,723)	(13,409,440)
Return of capital distribution from investments	-	116,141
Change in short-term investments, net	(9,697,539)	126,659
Net change in unrealized appreciation:
Non-Control/Affiliate Investments	(300,981)	(173,041)
Control Investments	-	(58,000)
Amortization of deferred offering costs	-	36,606
Changes in Operating Assets and Liabilities:
Increase in prepaid investments	-	(3,100,000)
Decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	47,451	-
Increase in other assets	(14,638)	(15,653)
Decrease in payable to Adviser	(47,451)	(86,026)
Increase/(decrease) in professional fees payable	(56,341)	43,961
Increase in incentive fee payable	60,196	46,208
Increase/(decrease) in directors and officers expense payable	(1,705)	13,000
Increase in distributions received in advance	454,480	680,370
Increase in fee income received in advance	25,046	-
Increase/(decrease) in other payables	(23,892)	11,042
Net Cash used in Operating Activities	(11,043,649)	(15,218,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	11,986,400	15,640,773
Cash distributions paid, net of reinvestments	(942,751)	(467,663)
Net Cash provided by Financing Activities	11,043,649	15,173,110

NET DECREASE IN CASH	-	(45,000)

CASH:
Beginning of Period	-	45,000
End of Period	$-	$-

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$695,581	$299,682

See accompanying notes to unaudited financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

(UNAUDITED)

1. Organization

Wellings Real Estate Income Fund (the “Fund”) is a Delaware statutory trust incorporated on March 3, 2022, and is structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Fund is externally managed by its investment adviser, Wellings Capital Management, LLC (“Wellings” or the “Adviser”), an investment adviser that registered with the SEC on May 13, 2022 under the 1940 Act.

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. The Fund commenced operations on July 1, 2022, and as of September 30, 2024, the Fund had made investments totaling $50,941,937 in qualified investment opportunities, as defined by the Fund’s Form 10. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023. The Fund has fully reimbursed the Adviser as of quarter ended September 30, 2024, with the final reimbursement taking place during the quarter ended June 30, 2024. The Adviser will on occasion pay invoices on behalf of the Fund, of which the Adviser is due reimbursement.

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

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2024, the Fund holds no cash and short-term investments in the amount of $19,012,629. As of March 31, 2024, the Fund held no cash and short-term investments in the amount of $9,315,090.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of September 30, 2024. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$28,001,132	$5,741,397	$33,742,529
Preferred Equity	-	-	20,504,174	-	20,504,174
Short-Term Investments	19,012,629	-	-	-	19,012,629
Total Investments	$19,012,629	$-	$48,505,306	$5,741,397	$73,259,332

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

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of September 30, 2024 and March 31, 2024, are as follows:

Investment Category	Investment Strategy	Fair Value September 30, 2024	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value-add investments with established companies	$2,750,629	-	5-7 years	Non-redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	2,990,768	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.
Total		$5,741,397

A listing of the categories of investments held by the Fund (and their respective redemption-related attributes) as of March 31, 2024, are as follows:

Investment Category	Investment Strategy	Fair Value March 31, 2024	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value-add investments with established companies	$2,792,548	-	5-7 years	Non-redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	2,990,768	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.
Total		$5,783,316

*	The information summarized in the tables above represent the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of September 30, 2024:

Investment Type	Fair Value September 30, 2024	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$27,635,900	Income Approach / Discounted Cash Flow	Cost of Equity	12.5% - 31.8% (21.7%)
	365,232	Cost	Transaction Price	N/A
Preferred Equity	3,884,766	Cost	Transaction Price	N/A
	16,619,408	Income Approach / Discounted Cash Flow	Cost of Equity	14.1% - 36.2% (22.2%)
Total	$48,505,306

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of March 31, 2024:

Investment Type	Fair Value March 31, 2024	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$27,293,000	Income Approach / Discounted Cash Flow	Cost of Equity	12.5% - 26.6% (21.5%)
			Capitalization Rate	7.5%
Preferred Equity	2,191,352	Cost	Transaction Price	N/A
	15,643,331	Income Approach / Discounted Cash Flow	Cost of Equity	14.1% - 36.2% (22.0%)
Total	$45,127,683

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended September 30, 2024:

Investment Type	Balance as of April 1, 2024	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of September 30, 2024
Common Equity	$27,293,000	$-	$365,232	$-	$-	$342,900	$28,001,132
Preferred Equity	17,834,683	-	2,669,491	-	-	-	20,504,174
Total	$45,127,683	$-	$3,034,723	$-	$-	$342,900	$48,505,306

*	Includes return of capital.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended September 30, 2023:

Investment Type	Balance as of April 1, 2023	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of September 30, 2023
Common Equity	$17,631,850	$-	$4,500,000	$(116,141)	$-	$231,041	$22,246,750
Preferred Equity	4,000,000	-	8,909,440	-	-	-	12,909,440
Total	$21,631,850	$-	$13,409,440	$(116,141)	$-	$231,041	$35,156,190

*	Includes return of capital.

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the Statements of Operations. A listing of these investments (including activity for the six months ended September 30, 2024) is shown below:

Portfolio Company	Principal/ Shares/Units April 1, 2024	Principal/ Shares/Units September 30, 2024	Fair Value April 1, 2024	Purchases	Proceeds From Sales or Other Dispositions*	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value September 30, 2024	Dividend Income	Fee Income
Non-Control/Affiliate Investments:
Great Escapes RV Fund IV, L.P. (1)	N/A (2)	N/A (2)	$3,953,800	$-	$-	$-	$-	$3,953,800	$-	$-
LBX Deptford Investors LLC (1)	N/A (2)	N/A (2)	770,000	-	-	-	-	770,000	25,383	-
LBX Fair Oaks Investors LLC (1)	N/A (2)	N/A (2)	1,108,800	-	-	-	193,100	1,301,900	41,763	-
LBX Fashion Square Investors LLC (1)	N/A (2)	N/A (2)	775,900	-	-	-	105,100	881,000	26,178	-
LBX Manchester Investors LLC (1)	N/A (2)	N/A (2)	661,700	-	-	-	15,200	676,900	33,343	-
LBX Mount Prospect Investors LLC (1)	N/A (2)	N/A (2)	740,000	-	-	-	-	740,000	3,298	-
Newark-Forest MHPS LLC (1)	N/A (2)	N/A (2)	650,500	-	-	-	29,500	680,000	14,322	-
Post Sandstone Partners LLC (1)	N/A (2)	N/A (2)	813,000	-	-	-	-	813,000	25,482	-
PR Estates JB LLC (1)	-	N/A (2)	-	475,664	-	-	-	475,664	43,485	16,587
SCC Flint River Holdings, LP (1)	N/A (2)	N/A (2)	1,738,238	840,702	-	-	-	2,578,940	194,830	-
TC-BKM US Industrial Fund I, L.P. (1)	N/A (2)	N/A (2)	2,792,548	-	-	-	(41,919)	2,750,629	58,627	-
Total Non-Control/Affiliate Investments			14,004,486	1,316,366	-	-	300,981	15,621,833	466,711	16,587

Control Investments:
Crystal View Capital Fund IV, L.P. (1)	N/A (2)	N/A (2)	14,034,000	-	-	-	-	14,034,000	474,094	-
Fairbridge Credit LLC (1)	N/A (2)	N/A (2)	5,000,000	-	-	-	-	5,000,000	343,796	-
Fairbridge Grand Hampton LLC (1)	N/A (2)	N/A (2)	3,805,093	135,375	-	-	-	3,940,468	174,644	-
Madison Terrace Group LLC (1)	N/A (2)	N/A (2)	2,191,352	663,925	-	-	-	2,855,277	(21,495)	-
Total Control Investments			25,030,445	799,300	-	-	-	25,829,745	971,039	-
Total Non-Control/Affiliate and Control Investments			$39,034,931	$2,115,666	$-	$-	$300,981	$41,451,578	$1,437,750	$16,587

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.
*	Includes return of capital and other corporate actions.

The Fund has determined that Crystal View Capital Fund IV, L.P. meets the definition of a “significant subsidiary” under Rule 4-08(g) of Regulation S-X. The summarized financial information included in this quarterly report for the quarter ended September 30, 2024, do not include the complete financial information for Crystal View Capital Fund IV, L.P.

While the Fund is unable to provide financial information for Crystal View Capital Fund IV, L.P. as of September 30, 2024, the summarized financial information for the three and six months ended June 30, 2024 and 2023, are included in the table below.

There have been no material changes in the operations or financial condition of Crystal View Capital Fund IV, L.P. since June 30, 2024.

The following tables present summarized financial information for Crystal View Capital Fund IV, L.P. in accordance with Rule 4-08(g) of Regulation S-X:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Results of Operations
Revenue	$1,304,567	$348,664	$2,208,218	$349,972
Operating Expenses	$588,974	$306,750	$1,338,076	$423,808
Net operating income (loss)	$715,593	$41,914	$870,142	$(73,836)

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2024, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended September 30, 2024, the Fund had interest income of $222,626 and dividend income of $955,152. For the six months ended September 30, 2024, the Fund had interest income of $372,222 and dividend income of $1,862,171. For the three months ended September 30, 2023, the Fund had interest income of $95,632 and dividend income of $514,729. For the six months ended September 30, 2023, the Fund had interest income of $158,070 and dividend income of $751,194.

Distributions received in advance relate to special terms from the Fund’s preferred equity investments. Due to the general complexities and terms of these deals, the Fund may receive future cash flow at the time of investment. Prior to being recognized as dividend income, cash is held in the Distributions received in advance account.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. Other fee income as presented on the Statements of Operations relates to similar fees received from prospective investments that are not consummated. For the three months and six months ended September 30, 2024, the Fund had fee income of $76,206 and $92,793, respectively. For the three months and six months ended September 30, 2023, the Fund had fee income of $188,595 and $318,914, respectively.

3. Investment Management and Related Parties

The Fund has entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser in May 2022 which was renewed in May 2024. Subject to the oversight of the Board, the Adviser is responsible for managing the Fund’s business affairs and providing day-to-day administrative services to the Fund either directly or through others selected by it for the Fund.

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

For the three months ended September 30, 2024, $54,295 of Incentive Fee and $161,695 in Management Fee were incurred as presented on the Statements of Operations. For the six months ended September 30, 2024, $60,195 of Incentive Fee and $318,985 in Management Fee were incurred as presented on the Statements of Operations. For the three months ended September 30, 2023, $32,508 of Incentive Fee and $106,515 in Management Fee were incurred as presented on the Statements of Operations. For the six months ended September 30, 2023, $46,208 of Incentive Fee and $195,159 in Management Fee were incurred as presented on the Statements of Operations. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the Incentive Fee as it relates to unrealized appreciation of the underlying investments.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote. As of September 30, 2024, the Fund has no unfunded commitments with any investments.

5. Organization and Offering Costs

As of September 30, 2024, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of September 30, 2024, the Fund has incurred total offering costs in the amount of $146,426 since inception which have been recorded and accounted for as a deferred asset and consist primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs are amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. For the three months and six months ended September 30, 2024, the Adviser was reimbursed $0 and $47,451 of offering costs, respectively. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $146,426. As of September 30, 2024, there was no receivable from Adviser for reimbursement of organizational expense and offering costs.

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

The following table summarizes the Fund’s distributions during the six months ended September 30, 2024:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2024	4/22/2024	$4.1667	$253,210	$144,719	$108,491
5/1/2024	5/17/2024	4.1667	257,585	146,406	111,179
6/1/2024	6/21/2024	4.1667	260,965	150,320	110,645
7/1/2024	7/29/2024	4.1667	284,981	164,348	120,633
8/1/2024	8/29/2024	4.1667	289,466	168,465	121,001
9/1/2024	9/27/2024	4.1667	292,125	168,493	123,632
	Total:	$25.0002	$1,638,332	$942,751	$695,581

The following table summarizes the Fund’s distributions during the six months ended September 30, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2023	4/24/2023	$3.3333	$99,460	$61,863	$37,597
5/1/2023	5/22/2023	3.3333	120,327	76,303	44,024
6/1/2023	6/21/2023	3.3333	131,080	81,924	49,156
7/1/2023	7/21/2023	3.3333	132,973	80,972	52,001
8/1/2023	8/21/2023	3.3333	136,108	79,654	56,454
9/1/2023	9/21/2023	3.3333	147,397	86,947	60,450
	Total:	$20.0000	$767,345	$467,663	$299,682

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of September 30, 2024.

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

Fund investors contributed aggregate capital effective October 1, 2024 in the amount of $625,000. Fund investors also contributed aggregate capital effective November 1, 2024 in the amount of $775,000.

The Fund made a monthly distribution on October 31, 2024 in the amount of $295,186, based on an annualized rate of approximately 5% of its net assets. The October 31, 2024 distribution resulted in $169,516 being paid to investors in cash and $125,670 being reinvested into the Fund.

11. Financial Highlights

	Six Months Ended September 30,
	2024	2023
Per Share Operating Performance (for a Share outstanding throughout the period):
Net Asset Value, Beginning of Period	$1,024.87	$981.43
Net Investment Income (1)	19.09	7.87
Net Change in Unrealized Appreciation (1)	4.34	5.41
Net Increase in Net Assets Resulting from Operations (1)	23.43	13.28
Distributions Declared (1)	(25.00)	(20.00)
Accretion (Dilution) of Share Issuances (at $1,000 per share) (1)	(3.73)	8.50
Net Asset Value, End of Period	$1,019.57	$983.21
Total Return (not annualized)	1.98%	2.19%

Supplemental Data:
Net Assets, End of Period	$71,607,587	$43,535,930
Ratios to Average Net Assets (2):
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	3.13%	5.02%
Net Expenses After Reimbursement/Recoupment	3.27%	5.02%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	3.09%	4.76%
Net Investment Income	3.77%	1.76%
Portfolio Turnover Rate (not annualized)	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.
(2)	Annualized for periods less than one year.

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

Business proceedings and operations officially commenced on July 1, 2022, and the first fiscal year end was March 31, 2023. The Fund is now in its third year of operations. For the three and six months ended September 30, 2024, the Fund raised approximately $7.16 million and $11.99 million, respectively.

During the three months ended September 30, 2024, the Fund generated $1,031,358 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $222,626 in interest income, totaling $1,253,984 for the period.

During the six months ended September 30, 2024, the Fund generated $1,954,964 from fee income and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $372,222 in interest income, totaling $2,327,186 for the period.

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

Investment Income

As of September 30, 2024, the Fund’s portfolio consisted of 24 common and preferred equity commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the three and six months ended September 30, 2024, the Fund generated $1,253,984 and $2,327,186, respectively, in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the fund’s underlying investments. The interest income came as a result of the fund’s short-term investments in money-market accounts. The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

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

Investment Activity

During the three months ended September 30, 2024, the Fund made two new investments and three follow-on investments across varying opportunities, bringing the total to 24 total investments since the Fund’s inception. This brought the total invested since inception to $52.64 million. In addition, for the three months and six months ended September 30, 2024, the Fund raised approximately $7.16 million and $11.99 million, respectively, which was used to support the new investments and increase the Fund’s liquidity, bringing the total capital contributions to approximately $68.47 million.

During the three months ended September 30, 2023, the Fund made three new investments and one follow-on investment across varying opportunities, bringing the total to 20 total investments since the Fund’s inception. This brought the total invested since inception to $37.74 million. In addition, for the three and six months ended September 30, 2023, the Fund raised approximately $4.74 million and $15.64 million, respectively, which was used to support the new investments and increase the Fund’s liquidity, bringing the total capital contributions to $43.91 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and notes to the financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund’s ninth quarter of operations and tenth since launch, and as such, the Fund’s performance should be considered in the context of its early stage of development.

Our operating results for the three and six months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total investment income	$1,253,984	$798,956	$2,327,186	$1,228,178
Total expenses, net of fees	568,254	450,227	1,081,719	909,156
Net investment income	685,730	348,729	1,245,467	319,022
Net change in unrealized appreciation	271,481	162,541	300,981	231,041
Net increase in net assets resulting from operations	$957,211	$511,270	$1,546,448	550,063

The Fund’s investment income was primarily generated from common and preferred equity investments made by the Fund into targeted investments. The Fund also generated investment income from short-term investments and fee income. The Fund generated Net Investment Income of $685,730 and $348,729 for the three months ended September 30, 2024 and 2023, respectively. The significant increase year-over-year stems from the increased size of the portfolio and additional cash flow being provided from the Fund’s investments.

Expenses

The composition of our operating expenses for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023
Management fee	$161,695	$106,515
Professional fees	132,452	139,119
Due diligence expense	67,760	5,619
Directors and officers expense	64,270	74,480
Incentive fee	54,295	32,508
Marketing and distribution expense	32,250	40,125
Accounting and administration fee	24,063	23,036
Custody and transfer agent expense	23,195	10,202
Insurance expense	4,879	7,827
Other expense	3,395	10,796
	$568,254	$450,227

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three months ended September 30, 2024 and 2023, the Fund incurred management fees of $161,695 and $106,515, respectively. The significant increase in management fee came as a result of the increase in both capital raised and capital deployed by the Fund into qualifying investment opportunities.

Professional fees

The Fund’s professional fees primarily relate to audit, legal, and valuation services. For the three months ended September 30, 2024 and 2023, the Fund incurred professional fees of $132,452 and $139,119, respectively.

Due diligence expense

The Fund’s due diligence expenses primarily relate to sourcing prospective investments. The expenses are offset by fee income provided by current and prospective operators. For the three months ended September 30, 2024 and 2023, the Fund incurred due diligence expenses of $67,760 and $5,619, respectively. This increase stems from increased costs incurred for due-diligence related items, such as NOI audits, background checks, and site visits, all of which are related to the Fund’s targeted investments.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three months ended September 30, 2024 and 2023, the Fund incurred directors and officers costs of $64,270 and $74,480, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the three months ended September 30, 2024 and 2023, the Fund had marketing and distribution costs of $32,250 and $40,125, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three months ended September 30, 2024 and 2023, the Fund incurred accounting and administrative expenses of $24,063 and $23,036, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three months ended September 30, 2024 and 2023, the Fund had insurance expenses of $4,879 and $7,827, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the three months ended September 30, 2024 and 2023, the Fund had custody and transfer agent fees of $23,195 and $10,202, respectively.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. For the three months ended September 30, 2024 and 2023, the Fund had incentive fee expense of $54,295 and $32,508, respectively. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the incentive fee as it relates to unrealized appreciation of the underlying investments.

Other Expenses

Other expenses primarily include subscriptions, due diligence expenses, and other miscellaneous general and administrative expenses incurred by the Fund. For the three months ended September 30, 2024 and 2023, the Fund had other expenses of $3,395 and $10,796, respectively.

The composition of our operating expenses for the six months ended September 30, 2024 and 2023 are as follows:

	Six Months Ended September 30,
	2024	2023
Management fee	$318,985	$195,159
Professional fees	275,322	291,245
Due diligence expense	92,339	14,019
Directors and officers expense	108,840	154,452
Incentive fee	60,195	46,208
Marketing and distribution expense	59,250	76,750
Accounting and administration expense	46,592	42,036
Custody and transfer agent expense	29,938	14,824
Insurance expense	17,138	15,653
Offering costs	-	36,606
Recoupment by Adviser of previously reimbursed expenses	47,451	-
Other expenses	25,669	22,204
	$1,081,719	$909,156

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the six months ended September 30, 2024 and 2023, the Fund incurred management fees of $318,985 and $195,159 respectively. The increase in management fee came as a result of the increase in both capital raised and capital deployed by the Fund into qualifying investment opportunities.

Professional fees

The Fund’s professional fees primarily relate to audit, legal, and valuation services. For the six months ended September 30, 2024 and 2023, the Fund incurred professional fees of $275,322 and $291,245, respectively.

Due diligence expense

The Fund’s due diligence expenses primarily relate to sourcing prospective investments. The expenses are offset by fee income provided by current and prospective operators. For the six months ended September 30, 2024 and 2023, the Fund incurred due diligence expenses of $92,339 and $14,019, respectively. This increase stems from increased costs incurred for due-diligence related items, such as NOI audits, background checks, and site visits, all of which are related to the Fund’s targeted investments.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the six months ended September 30, 2024 and 2023, the Fund incurred directors and officers costs of $108,840 and $154,452, respectively. The decrease stems from out-of-scope services that were performed during 2023 that we do not anticipate to occur again.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the six months ended September 30, 2024 and 2023, the Fund had marketing and distribution costs of $59,250 and $76,750, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the six months ended September 30, 2024 and 2023, the Fund incurred accounting and administrative expenses of $46,592 and $42,036, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the six months ended September 30, 2024 and 2023, the Fund had insurance expenses of $17,138 and $15,653, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the six months ended September 30, 2024 and 2023, the Fund had custody and transfer agent fees of $29,938 and $14,824, respectively. The increase stems from higher vender costs due to the increased number of investors and dollars managed by the Fund.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. For the six months ended September 30, 2024 and 2023, the Fund had incentive fee expense of $60,195 and $46,208, respectively. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the incentive fee as it relates to unrealized appreciation of the underlying investments.

Offering Costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the six months ended September 30, 2024 and 2023, the Fund amortized offering costs of $0 and $36,606, respectively.

Other Expenses

Other expenses primarily include subscriptions, due diligence expenses, and other miscellaneous general and administrative expenses incurred by the Fund. For the six months ended September 30, 2024 and 2023, the Fund had other expenses of $25,669 and $22,204, respectively.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses consists of expenses that were originally paid by the Adviser and subject to reimbursement by the Fund upon achieving $20.0 million in subscriptions. For the six months ended September 30, 2024 and 2023, the Fund had recoupment by Adviser of previously reimbursed expenses of $47,451 and $0, respectively. The increase stems from the fact that the Fund did not commence reimbursements back to the Adviser until late in 2023.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2024, the Fund had $19.01 million in short-term investments. The investments are liquidated into cash for investing and general corporate purposes at the discretion of management. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities was $11.04 million and $15.22 million for the six months ended September 30, 2024 and 2023, respectively, and the Fund’s cash provided by financing activities was $11.04 million and $15.17 million for the same periods. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds from shares issued.

During the six months ended September 30, 2024, the Fund closed offerings at the beginning of each calendar month, raising $11.99 million in cash that was available for the Adviser to invest in qualified investments. The Fund intends to continue to invest available capital in accordance with its investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to September 30, 2024, the Fund has received total capital contributions of $68.37 million in equity, and the Adviser anticipates this number to continue growing for the foreseeable future.

The Fund has made cash distributions of $942,751 to investors during the six months ended September 30, 2024. Cash available for distributions was generated from the Fund’s underlying investments. These distributions are at the sole discretion of the Adviser.

The Fund accepted additional subscriptions of $625,000 and $775,000 on October 1, 2024 and November 1, 2024, respectively. The Fund distributed additional cash of $295,186 as a return on capital to investors on October 31, 2024.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October and November 1, the Fund sold $625,000 and $775,000, respectively, aggregating approximately $71 million of unregistered common shares of beneficial interest to accredited investors. For the period from April 1, 2024, through September 30, 2024, the Fund made investments in three different commercial real estate opportunities spread across various parts of the United States totaling approximately $3.00 million. See the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Index

3.1	Amended and Restated Agreement and Declaration of Trust (filed as Exhibit 3.01 to the Fund’s Form 10-K filed on June 29, 2023 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on May 3, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wellings Real Estate Income Fund

Date: November 14, 2024	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: November 14, 2024	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer