Form 10-Q
period 2024-12-31
Wellings Real Estate Income Fund
filed 2025-02-18
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Wellings Real Estate Income Fund

i

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (“WREIF”), current and prospective portfolio investments, industry, beliefs and (“WREIF”) assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond (“WREIF”) control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	business prospects and the prospects of (“WREIF”) portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of Wellings Capital Management, LLC (the “Investment Adviser”) to locate suitable investments for (“WREIF”) and to monitor and administer (“WREIF”) investments;

●	the ability of the Investment Adviser and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in (“WREIF”) operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which (“WREIF”) invests;

●	the ability of the companies in which (“WREIF”) invests to achieve their objectives;

●	the dependence of (“WREIF”) future success on the general economy and its effect on the industries in which (“WREIF”) invests;

●	the use of borrowed money to finance a portion of (“WREIF”) investments;

●	the adequacy, availability and pricing of (“WREIF”) financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Adviser and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments; and

●	the risks, uncertainties and other factors identified under “Item 1A. Risk Factors” and elsewhere in this Report.

Although (“WREIF”) believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. New risks and uncertainties emerge from time to time, and it is not possible for (“WREIF”) to predict all risks and uncertainties, nor can (“WREIF”) assess the impact of all factors on (“WREIF”) business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation that (“WREIF”) plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, (“WREIF”) assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2024	March 31,
	(unaudited)	2024
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $8,849,346 and $11,500,000, respectively)	$9,078,836	$11,876,068
Non-Control/Affiliate Investments, at fair value (cost $32,173,633 and $13,366,959, respectively)	35,628,207	14,004,486
Control Investments, at fair value (cost $18,859,555 and $23,040,255, respectively)	19,435,125	25,030,445
Short-Term Investments, at fair value (cost $16,666,507 and $9,315,090, respectively)	16,666,507	9,315,090
Total Investments, at fair value (cost $76,549,041 and $57,222,304, respectively)	80,808,675	60,226,089
Receivable from Adviser for reimbursement of organizational expense and offering costs	-	47,451
Other assets	7,319	-
TOTAL ASSETS	80,815,994	60,273,540

LIABILITIES
Payable to Adviser	-	47,451
Incentive fee payable	851,927	600,757
Professional fees payable	196,995	213,556
Directors and officers expense payable	23,955	14,020
Fee income received in advance	110,000	-
Distributions received in advance	414,788	317,784
Other payables	71,563	62,482
TOTAL LIABILITIES	1,669,228	1,256,050

TOTAL NET ASSETS OF WELLING REAL ESTATE INCOME FUND	$74,459,266	$59,017,490
Non-controlling interest in Wellings Icarus PE Member I, LLC	4,687,500	-
TOTAL NET ASSETS	$79,146,766	$59,017,490

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$67,540,557	$55,306,491
Accumulated distributable gain	6,918,709	3,710,999
TOTAL NET ASSETS OF WELLING REAL ESTATE INCOME FUND	$74,459,266	$59,017,490
Non-controlling interest in Wellings Icarus PE Member I, LLC	4,687,500	-
TOTAL NET ASSETS	$79,146,766	$59,017,490

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	72,273	57,585

NET ASSET VALUE PER SHARE	$1,030.25	$1,024.87

See accompanying notes to unaudited consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2024

(UNAUDITED)

			Initial			Percent
		Geographic	Acquisition			of Total
Portfolio Company/Type of Investment (1)(12)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
514 That Way LLC (3)(4)(5)
Preferred Equity, Membership Interests	Multifamily	United States	8/12/2024	$553,825	$553,825	0.70
Parkview Financial Fund 2015, LP (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	3,000,000	2,760,621	3.49
LBX Deptford Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	0.97
Post Bellaire Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.70
Post Las Colinas Heights Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	729,600	0.92
Post Oak Forest Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	1,116,269	1.41
Post Providence Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.63
Post TX I Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.01
SROA Capital Fund VIII GP Co-Investment LLC (3)(5)
Common Equity, Membership Interests	Self Storage	United States	9/19/2024	1,295,521	1,295,521	1.64
Total Non-Control/Non-Affiliate Investments				8,849,346	9,078,836	11.47

Non-Control/Affiliate Investments (2)
Crystal View Capital Fund IV, LP (3)(4)(5)(8)*†
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	17.73
Great Escapes RV Fund IV, LP (3)(5)*†
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,400,000	5.56
LBX Fair Oaks Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,301,900	1.64
LBX Fashion Square Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	881,000	1.11
LBX Manchester Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	676,900	0.86
LBX Mount Prospect Investors LLC (3)(4)(5)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	0.93
Newark-Forest MHPS LLC (3)(4)(5)†
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	680,000	0.86
Post Sandstone Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.03
PR Estates JB LLC (3)(4)(5)†
Preferred Equity, Membership Interests	Multifamily	United States	5/6/2024	547,696	623,584	0.79
Riparian Baltimore SFR Investors I LLC (3)(4)(5)*†
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,364,486	6.78
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	375,514	0.47
SCC Flint River Holdings, LP (3)(4)(5)(7)†
Preferred Equity, Limited Partner Interests	Multifamily	United States	12/15/2023	2,792,078	2,997,216	3.79
TC-BKM US Industrial Fund I, LP (3)(4)†
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,740,607	3.46
Total Non-Control/Affiliate Investments				32,173,633	35,628,207	45.01

Control Investments (2)
Fairbridge Credit LLC (3)(4)(5)(9)*
Preferred Equity, Membership Interests	Multifamily	United States	8/21/2023	5,000,000	5,000,000	6.32
Fairbridge Grand Hampton LLC (3)(4)(5)*†
Preferred Equity, Membership Interests	Multifamily	United States	5/19/2023	3,484,278	3,940,468	4.98
Madison Terrace Group LLC (3)(4)(5)(10)†
Preferred Equity, Membership Interests	Multifamily	United States	3/7/2024	2,875,277	2,994,657	3.78
Icarus Wellings JV LLC (3)(4)(5)(6)*
Preferred Equity, Membership Interests	Multifamily	United States	11/26/2024	7,500,000	7,500,000	9.48
Total Control Investments				18,859,555	19,435,125	24.56

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (11)
Institutional Class		United States	12/31/2024	16,666,507	16,666,507	21.06
Total Short-Term Investments				16,666,507	16,666,507	21.06

Total Investments				$76,549,041	80,808,675	102.10
Liabilities in Excess of Other Assets					(1,661,909)	(2.10)
Total Net Assets					$79,146,766	100.00%

(1)	Unless otherwise indicated, issuers of investments held by WREIF are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of WREIF investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which WREIF owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which WREIF owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of December 31, 2024, the total cost and fair value of investments subject to restrictions on sales was $59,882,534 and $64,142,168, representing 75.7% and 81.0% of total net assets, respectively.
(4)	Income producing.
(5)	Investment is classified as Level 3 investment under the fair value hierarchy established by ASC 820, Fair Value Measurement, as its valuation relies on significant unobservable inputs. Investment is valued using methodologies that include transaction price, income approach, and market comparables. For recently acquired investments, the transaction price is deemed representative of fair value. Certain investments are valued based on the income approach, where future expected cash flows are discounted at a rate reflective of the risk inherent to the investment, while other investments are valued using comparable sales data adjusted for differences in location, size, or asset class. Significant unobservable inputs used in these valuations include discount rates, projected rental income growth rates, and exit capitalization rates. The aggregate fair value of all Level 3 investments as of December 31, 2024 is $58,640,940. Changes in the fair value of these investments, which are primarily attributable to updates in discount rates, market conditions, or projected future cash flows, are recognized in the consolidated statement of operations.
(6)	Investment is held through Wellings Icarus PE Member I, LLC, a consolidated subsidiary. The non-controlling interest in the underlying investment, Icarus Wellings JV LLC, is $4,687,500.
(7)	Investment is held through WREIF ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.
(8)	As of December 31, 2024, Crystal View Capital Fund IV, L.P. held sixteen real estate assets comprised of Mountain Vista Mini Storage NV, Speedway Storage, Federal Storage, Sales Road Storage, Osprey Storage Huntsville, Discount Mini Storage, Alice’s Attic Self Storage, Fairfield Manor, Clover Estates, Mountain Vista North Mini Storage NV, Warwick Villa Mobile Home Park, Royal Village Mobile Home Park, Pine Vista Mobile Home Park, Apple Creek Mobile Home Park, Parktown Mobile Home Park, and Countryside Mobile Home Park. WREIF proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $455,335, $470,023, $146,882, $470,023, $300,815, $271,732, $659,502, $723,412, $1,358,662, $367,206, $95,474, $132,194, $697,691, $1,077,338, $396,700, $406,056, and $8,040,045, respectively.
(9)	Investment is held through WREIF ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.
(10)	Investment is held through WREIF ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC.
(11)	4.38% seven-day annualized yield as of December 31, 2024.

(12)	The following tables represent the composition of the portfolio by investment type and industry category as of December 31, 2024:

*	Investment represents more than 5% of the total net assets. Nothing held at these underlying investments represent more than 5% of the total net assets.
†	Investment is in an unrealized appreciation position and is subject to incentive fees. (Note 3)

The following tables represent the composition of the portfolio by investment type and industry category as of December 31, 2024:

Investment Type	Cost	Fair Value	Percent of Total Net Assets %
Common equity, limited partnership and membership interest	$32,129,380	$35,167,932	44.42%
Preferred equity, limited partnership and membership interest	27,753,154	28,974,236	36.62
Total real estate investments	59,882,534	64,142,168	81.04
Money market investment	16,666,507	16,666,507	21.06
Total Investments	$76,549,041	$80,808,675	102.10%

Industry Category	Cost	Fair Value	Percent of Net Assets
Multifamily	$29,703,154	$30,882,240	39.03%
Single family	5,250,000	5,740,000	7.25
Self Storage & Manufactured Housing Community	14,435,521	16,009,521	20.23
Recreational vehicle parks	4,000,000	4,400,000	5.56
Retail	3,893,859	4,369,800	5.51
Light industrial	2,600,000	2,740,607	3.46
Total real estate investments	59,882,534	64,142,168	81.04
Money market investment	16,666,507	16,666,507	21.06
Total Investments	$76,549,041	$80,808,675	102.10%

See accompanying notes to unaudited consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2024

			Initial
		Geographic	Acquisition			Percent of Total
Portfolio Company/Type of Investment (1)(11)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$2,990,768	5.07
Post Bellaire Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.94
Post Las Colinas Heights Partners LLC (3)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	1.05
Post Providence Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.85
Post Oak Forest Partners LLC (3)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.62
Post TX I Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.34
Riparian Baltimore SFR Investors I LLC (3)(5)*†
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	8.64
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.61
Total Non-Control/Non-Affiliate Investments				11,500,000	11,876,068	20.12

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)(5)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	6.70
Newark-Forest MHPS LLC (3)(5)†
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.10
LBX Deptford Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.31
LBX Fashion Square Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.31
LBX Fair Oaks Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	1.88
LBX Manchester Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.12
LBX Mount Prospect Investors LLC (3)(4)(5)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.25
Post Sandstone Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.38
SCC Flint River Holdings, LP (3)(4)(5)(6)†
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,533,100	1,738,238	2.95
TC-BKM US Industrial Fund I, L.P. (3)(4)†
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,792,548	4.73
Total Non-Control/Affiliate Investments				13,366,959	14,004,486	23.73

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)(7)*†
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	23.78
Fairbridge Credit LLC (3)(4)(5)(8)*
Preferred Equity, Membership Interests	Multifamily	United States	8/21/2023	5,000,000	5,000,000	8.47
Fairbridge Grand Hampton LLC (3)(4)(5)*†
Preferred Equity, Membership Interests	Multifamily	United States	5/19/2023	3,348,903	3,805,093	6.45
Madison Terrace Group LLC (3)(4)(5)(9)
Preferred Equity, Membership Interests	Multifamily	United States	3/7/2024	2,191,352	2,191,352	3.71
Total Control Investments				23,040,255	25,030,445	42.41

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (10)
Institutional Class		United States	3/31/2024	9,315,090	9,315,090	15.79
Total Short-Term Investments				9,315,090	9,315,090	15.79

Total Investments				$57,222,304	60,226,089	102.05
Liabilities in Excess of Other Assets					(1,208,599)	(2.05)
Total Net Assets					$59,017,490	100.00%

(1)	Unless otherwise indicated, issuers of investments held by WREIF are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of WREIF investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.

(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which WREIF owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which WREIF owns between 5% and 25% of the company’s capital.

(3)	Investment is restricted as to resale. As of March 31, 2024, the total cost and fair value of investments subject to restrictions on sales was $47,907,214 and $50,910,999, representing 81.2% and 86.3% of total net assets, respectively.

(4)	Income producing.

(5)	Investment is classified as Level 3 investment under the fair value hierarchy established by ASC 820, Fair Value Measurement, as its valuation relies on significant unobservable inputs. Investment is valued using methodologies that include transaction price, income approach, and market comparables. For recently acquired investments, the transaction price is deemed representative of fair value. Certain investments are valued based on the income approach, where future expected cash flows are discounted at a rate reflective of the risk inherent to the investment, while other investments are valued using comparable sales data adjusted for differences in location, size, or asset class. Significant unobservable inputs used in these valuations include discount rates, projected rental income growth rates, and exit capitalization rates. The aggregate fair value of all Level 3 investments as of December 31, 2024 is $45,127,683. Changes in the fair value of these investments, which are primarily attributable to updates in discount rates, market conditions, or projected future cash flows, are recognized in the consolidated statement of operations.
(6)	Investment is held through WREIF ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.
(7)	Included in the above, as of March 31, 2024, Crystal View Capital Fund IV, L.P. held nine real estate assets comprised of Federal Storage, MountainVista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, and Clover Estates. WREIF proportionate share of the acquisition amount including allocations made to goodwill of the assets was approximately $1,448,717, $467,328, $1,495,449, $1,495,449, $957,088, $864,557, $2,098,302, $2,336,640, and $4,322,783, respectively.

(8)	Investment is held through WREIF ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.

(9)	Investment is held through WREIF ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC

(10)	5.21% seven-day annualized yield as of March 31, 2024.

(11)	The following tables represent the composition of the portfolio by investment type and industry category as of March 31, 2024:

*	Investment represents more than 5% of the total net assets. Nothing held at these underlying investments represent more than 5% of the total net assets.
†	Investment is in an unrealized appreciation position and is subject to incentive fees. (Note 3)

The following tables represent the composition of the portfolio by investment type and industry category as of March 31, 2024:

Investment Type	Cost	Fair Value	Percent of Total Net Assets %
Common equity, limited partnership and membership interest	$30,833,859	$33,076,316	56.04%
Preferred equity, limited partnership and membership interest	17,073,355	17,834,683	30.22
Total real estate investments	47,907,214	50,910,999	86.26
Money market investment	9,315,090	9,315,090	15.79
Total Investments	$57,222,304	$60,226,089	102.05%

Industry Category	Cost	Fair Value	Percent of Net Assets
Multifamily	$19,023,355	$19,963,751	33.83%
Single family	5,250,000	5,460,000	9.25
Self Storage & Manufactured Housing Community	13,140,000	14,684,500	24.88
Recreational vehicle parks	4,000,000	3,953,800	6.70
Retail	3,893,859	4,056,400	6.87
Light industrial	2,600,000	2,792,548	4.73
Total real estate investments	47,907,214	50,910,999	86.26
Money market investment	9,315,090	9,315,090	15.79
Total Investments	$57,222,304	$60,226,089	102.05%

See accompanying notes to unaudited consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$9,277	$-	$85,483	$112,500
Dividend income*	77,532	223,404	266,695	531,942
Non-Control/Affiliate Investments:
Fee income	-	35,000	16,587	35,000
Dividend income*	293,726	134,296	995,694	310,720
Control Investments:
Fee income	29,929	67,500	29,929	228,698
Dividend income*	908,865	357,579	1,879,904	623,811
Interest income	221,073	86,410	593,295	244,480
Other fee income	-	50,619	-	95,835

TOTAL INVESTMENT INCOME	1,540,402	954,808	3,867,587	2,182,986

EXPENSES
Incentive fee	190,974	42,204	251,170	88,412
Management fee	174,450	127,058	493,435	322,217
Professional fees	157,937	195,571	433,259	481,915
Directors and officers expense	64,270	44,570	173,110	199,022
Due diligence expense	35,014	-	127,352	-
Custody and transfer agent expense	32,768	10,656	62,706	25,480
Accounting and administration fees	24,450	20,127	71,042	62,163
Marketing and distribution expense	20,250	38,400	79,500	115,150
Insurance expense	7,319	7,827	24,457	23,480
Offering costs	-	-	-	36,606
Recoupment by Adviser of previously reimbursed expenses	-	38,394	47,451	38,394
Other expenses	37,809	38,502	63,477	79,625

TOTAL EXPENSES	745,241	563,309	1,826,959	1,472,464

NET INVESTMENT INCOME	$795,161	$391,499	$2,040,628	$710,522

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON:
Non-Control/Non-Affiliate Investments	43,422	238,418	43,422	238,418
Non-Control/Affiliate Investments	792,066	(27,400)	1,093,047	145,641
Control Investments	119,380	-	119,380	58,000

TOTAL NET CHANGE IN UNREALIZED APPRECIATION	954,868	211,018	1,255,849	442,059

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,750,029	$602,517	$3,296,477	$1,152,581
Net increase in net assets resulting from operations attributable to non-controlling interest in Wellings Icarus PE Member I, LLC	(88,767)	-	(88,767)	-
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO WELLINGS REAL ESTATE INCOME FUND	$1,661,262	$602,517	$3,207,710	$1,152,581

Weighted average common Shares outstanding	71,695	48,917	67,683	41,936

Net investment income per common Share (basic and diluted) (1)	$11.09	$8.00	$30.15	$16.94

Earnings per common Share (basic and diluted) (1)	$24.41	$12.32	$48.70	$27.48

(1)	Calculated based on weighted average common Shares outstanding.
*	Certain prior period dividend income amounts have been reclassified to conform to the current period presentation. The reclassifications had no impact on total investment income.

See accompanying notes to unaudited consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
INCREASE IN NET ASSETS FROM OPERATIONS:
Net investment income	$795,161	$391,499	$2,040,628	$710,522
Net change in unrealized appreciation	954,868	211,018	1,255,849	442,059
Net increase from operations	1,750,029	602,517	3,296,477	1,152,581
Net increase in net assets resulting from operations related to non-controlling interest in Wellings Icarus PE Member I, LLC	(88,767)	-	(88,767)	-

NET INCREASE IN NET ASSETS FROM OPERATIONS ATTRIBUTABLE TO WELLINGS REAL ESTATE INCOME FUND	1,661,262	602,517	3,207,710	1,152,581

DISTRIBUTIONS TO SHAREHOLDERS	(894,664)	(571,374)	(2,532,996)	(1,338,719)

CAPITAL TRANSACTIONS:
Proceeds from shares sold	1,705,000	6,249,000	13,691,400	21,889,773
Reinvestment of distributions	380,081	230,816	1,075,662	530,497

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	2,085,081	6,479,816	14,767,062	22,420,270

NET INCREASE IN NET ASSETS ATTRIBUTABLE TO WELLINGS REAL ESTATE INCOME FUND	2,851,679	6,510,959	15,441,776	22,234,132

WELLING REAL ESTATE INCOME FUND NET ASSETS:
Beginning of period	71,607,587	43,535,930	59,017,490	27,812,757
End of period	$74,459,266	$50,046,889	$74,459,266	$50,046,889

INCREASE IN TOTAL NET ASSETS FROM NON-CONTROLLING INTEREST
Non-controlling interest beginning of period	-	-	-	-
Contributions	4,687,500	-	4,687,500	-
Net increase resulting from operations	88,767	-	88,767	-
Distributions of income	(88,767)	-	(88,767)	-
Total Non-controlling interest in Wellings Icarus PE Member I, LLC (Note 1)	4,687,500	-	4,687,500	-
TOTAL NET ASSETS AT THE END OF THE PERIOD	$79,146,766	$50,046,889	$79,146,766	$50,046,889

CAPITAL SHARE TRANSACTIONS:
Shares sold	1,668	6,249	13,625	21,890
Reinvestment of distributions	372	231	1,063	530

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	2,040	6,480	14,688	22,420

SHARES:
Beginning of period	70,233	44,279	57,585	28,339
End of period	72,273	50,759	72,273	50,759

See accompanying notes to unaudited consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase in Net Assets Resulting from Operations	$3,296,477	$1,152,581
Adjustments to Reconcile Net Increase in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(20,475,319)	(18,121,207)
Return of capital distribution from investments	8,500,000	116,141
Change in short-term investments, net	(7,351,417)	(4,794,578)
Net change in unrealized appreciation:
Non-Control/Non-Affiliate Investments	(323,422)	(238,418)
Non-Control/Affiliate Investments	(813,047)	(145,641)
Control Investments	(119,380)	(58,000)
Amortization of deferred offering costs	-	36,606
Changes in Operating Assets and Liabilities:
Decrease in receivable from Adviser for reimbursement of organizational expense and offering costs	47,451	38,393
Increase in other assets	(7,319)	(7,826)
Decrease in payable to Adviser	(47,451)	(131,025)
(Decrease)/increase in professional fees payable	(16,561)	63,642
Increase in incentive fee payable	251,170	88,412
Increase in directors and officers expense payable	9,935	30,570
Increase in distributions received in advance	97,004	780,353
Increase in fee income received in advance	110,000	-
Increase in other payables	9,080	63,446
Net Cash used in Operating Activities	(16,832,799)	(21,126,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	13,691,400	21,889,773
Cash distributions paid, net of reinvestments	(1,457,334)	(808,222)
Capital contributions attributable to non-controlling interest in Wellings Icarus PE Member I, LLC	4,687,500	-
Distributions of income to non-controlling interest in Wellings Icarus PE Member I, LLC	(88,767)	-
Net Cash Provided by Financing Activities	16,832,799	21,081,551

NET INCREASE (DECREASE) IN CASH	-	(45,000)

CASH:
Beginning of Period	-	45,000
End of Period	$-	$-

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$1,075,662	$530,497

See accompanying notes to unaudited consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

(UNAUDITED)

1. Organization

Wellings Real Estate Income Fund (together with its consolidated subsidiary, the “Fund”) is a Delaware statutory trust incorporated on March 3, 2022, and is structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund was seeded with an initial contribution on March 30, 2022 and commenced operations on July 1, 2022.

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

On November 1, 2024, the Fund formed Wellings Icarus PE Member I, LLC (“Icarus PE”), a Delaware limited liability company and a special purpose vehicle and the Adviser formed Wellings Icarus Sidecar I, LLC (“Icarus Sidecar”). Icarus PE was designed to invest in Icarus Wellings JV LLC. On November 1, 2024, the Fund and Icarus Sidecar, entered into an agreement whereby the Fund and Sidecar acquired a 37.5% and 62.5% ownership interest, respectively and the Fund acquired 100% voting interest and is the Manager in Icarus PE pursuant to the Operating Agreement of Icarus PE (the “Operating Agreement”). The Fund holds all of the voting rights in Icarus PE and is the Manager of Icarus PE. Accordingly, the Fund consolidates the financial results of Icarus PE in its consolidated financial statements and records a non-controlling interest for the economic interests not held by the Fund.

On November 22, 2024, WREIF sent $16,000,000 to Icarus Wellings JV LLC. On November 26, 2024, Icarus Wellings JV LLC. wired $8,500,000 back to WREIF, moving the net contribution amount to $7,500,000. On December 12, 2024, the Icarus Sidecar sent $4,687,500 to the Wellings Real Estate Income Fund to reimburse WREIF for originally funding the Icarus Sidecar’s portion of the investment. This resulted in net capital contributions to Icarus PE of $4,687,500 from the Icarus Sidecar and $2,812,500 from Wellings Real Estate Income Fund.

The Adviser is actively evaluating opportunities to invest in other qualifying investments commensurate with the Fund’s available equity capital.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its consolidated financial statements.

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

Basis of Consolidation

The Fund consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest model. The Fund is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Fund determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Fund consolidates an entity when it holds a majority voting interest in an entity.

VIE Model

An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

The Fund consolidates entities that are VIEs when the Fund determines it is the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Voting Model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), the Fund then evaluates such entity under the voting model. Under the voting model, the Fund consolidates the entity if the Fund determines that it, directly or indirectly, have greater than 50% of the voting shares (or own a majority of the membership interest’s kick-out rights through voting interests), and that other equity holders do not have substantive participating rights.

All intercompany balances and transactions have been eliminated in consolidation.

Non-Controlling Interests

Non-controlling interests consists of ownership interests held by investors in certain entities that are consolidated but are not 100% owned. The portion of net assets that is attributable to non-controlling interest in Icarus PE is presented as “Non-Controlling Interest in Wellings Icarus PE Member I, LLC”, a component of total net assets, on the Fund’s consolidated statements of assets and liabilities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statement of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2024, the Fund holds no cash and short-term investments in the amount of $16,666,507. As of March 31, 2024, the Fund held no cash and short-term investments in the amount of $9,315,090.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of December 31, 2024. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$29,666,704	$5,501,228	$35,167,932
Preferred Equity	-	-	28,974,236	-	28,974,236
Short-Term Investments	16,666,507	-	-	-	16,666,507
Total Investments	$16,666,507	$-	$58,640,940	$5,501,228	$80,808,675

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

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of December 31, 2024 are as follows:

Investment Category	Investment Strategy	Fair Value December 31, 2024	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value-add investments with established companies	$2,740,607	-	5-7 years	Non- redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	2,760,621	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.
Total		$5,501,228

A listing of the categories of investments held by the Fund (and their respective redemption-related attributes) as of March 31, 2024, are as follows:

Investment Category	Investment Strategy	Fair Value March 31, 2024	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value-add investments with established companies	$2,792,548	-	5-7 years	Non- redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	2,990,768	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.
Total		$5,783,316

*	The information summarized in the tables above represent the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of December 31, 2024:

Investment Type	Fair Value December 31, 2024	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$28,371,183	Income Approach / Discounted Cash Flow	Cost of Equity	14.1% - 31.8% (22.2%)
	1,295,521	Cost	Transaction Price	N/A
Preferred Equity	20,920,411	Income Approach / Discounted Cash Flow	Cost of Equity	14.0% - 36.2% (21.4%)
	8,053,825	Cost	Transaction Price	N/A
Total	$58,640,940

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

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended December 31, 2024:

Investment Type	Balance as of April 1, 2024	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of December 31, 2024
Common Equity	$27,293,000	$-	$1,295,521	$-	$-	$1,078,183	$29,666,704
Preferred Equity	17,834,683	-	19,179,798	(8,500,000)	-	459,755	28,974,236
Total	$45,127,683	$-	$20,475,319	$(8,500,000)	$-	$1,537,938	$58,640,940

*	Includes return of capital.

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended December 31, 2023:

Investment Type	Balance as of April 1, 2023	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of December 31, 2023
Common Equity	$17,631,850	$-	$7,500,000	$(116,141)	$-	$385,941	$25,401,650
Preferred Equity	4,000,000	-	10,621,207	-	-	100,000	14,721,207
Total	$21,631,850	$-	$18,121,207	$(116,141)	$-	$485,941	$40,122,857

*	Includes return of capital.

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the consolidated Statements of Operations. A listing of these investments (including activity for the nine months ended December 31, 2024) is shown below:

	Principal/	Principal/		Transfers				Net Change
	Shares/Units	Shares/Units	Fair Value	Into/(Out of)		Proceeds From		in Unrealized	Fair Value
	April 1,	December 31,	April 1,	Investment		Sales or Other	Net Realized	Appreciation	December 31,	Dividend	Fee
Portfolio Company	2024	2024	2024	Category	Purchases	Dispositions*	Gain (Loss)	(Depreciation)	2024	Income	Income
Non-Control/Affiliate Investments:
Crystal View Capital Fund IV, L.P. (1)(3)	N/A (2)	N/A (2)	$-	$14,034,000	$-	$-	$-	$-	$14,034,000	$-	$-
Great Escapes RV Fund IV, L.P. (1)	N/A (2)	N/A (2)	3,953,800	-	-	-	-	446,200	4,400,000	-	-
LBX Deptford Investors LLC (1)(4)	N/A (2)	N/A (2)	770,000	(770,000)	-	-	-	-	-	-	-
LBX Fair Oaks Investors LLC (1)	N/A (2)	N/A (2)	1,108,800	-	-	-	-	193,100	1,301,900	63,366	-
LBX Fashion Square Investors LLC (1)	N/A (2)	N/A (2)	775,900	-	-	-	-	105,100	881,000	154,700	-
LBX Manchester Investors LLC (1)	N/A (2)	N/A (2)	661,700	-	-	-	-	15,200	676,900	51,190	-
LBX Mount Prospect Investors LLC (1)	N/A (2)	N/A (2)	740,000	-	-	-	-	-	740,000	3,298	-
Newark-Forest MHPS LLC (1)	N/A (2)	N/A (2)	650,500	-	-	-	-	29,500	680,000	19,148	-
Post Sandstone Partners LLC (1)	N/A (2)	N/A (2)	813,000	-	-	-	-	-	813,000	38,223	-
PR Estates JB LLC (1)	N/A (2)	N/A (2)	-	-	547,696	-	-	75,888	623,584	69,576	16,587
Riparian Baltimore SFR Investors I LLC (1)(5)	N/A (2)	N/A (2)	-	5,460,000	-	-	-	280,000	5,740,000	260,641	-
SCC Flint River Holdings, LP (1)	N/A (2)	N/A (2)	1,738,238	-	1,258,978	-	-	-	2,997,216	258,998	-
TC-BKM US Industrial Fund I, L.P. (1)	N/A (2)	N/A (2)	2,792,548	-	-	-	-	(51,941)	2,740,607	76,554	-
Total Non-Control/Affiliate Investments			14,004,486	18,724,000	1,806,674	-	-	1,093,047	35,628,207	995,694	16,587

Control Investments:
Crystal View Capital Fund IV, L.P. (1)(3)	N/A (2)	N/A (2)	14,034,000	(14,034,000)	-	-	-	-	-	779,538	-
Fairbridge Credit LLC (1)	N/A (2)	N/A (2)	5,000,000	-	-	-	-	-	5,000,000	628,796	-
Fairbridge Grand Hampton LLC (1)	N/A (2)	N/A (2)	3,805,093	-	135,375	-	-	-	3,940,468	234,826	-
Icarus Wellings JV LLC (1)	N/A (2)	N/A (2)	-	-	16,000,000	(8,500,000)	-	-	7,500,000	134,630	29,929
Madison Terrace Group LLC (1)	N/A (2)	N/A (2)	2,191,352	-	683,925	-	-	119,380	2,994,657	102,114	-
Total Control Investments			25,030,445	(14,034,000)	16,819,300	(8,500,000)	-	119,380	19,435,125	1,879,904	29,929

Total Non-Control/Affiliate and Control Investments			$39,034,931	$4,690,000	$18,625,974	$(8,500,000)	$-	$1,212,427	$55,063,332	$2,875,598	$46,516

(1)	Fund holds non-voting shares or voting rights have been waived for this investment.
(2)	Investment does not issue units or shares.
(3)	Investment reclassified from Control to Non-Control/Affiliate.
(4)	Investment reclassified from Non-Control/Affiliate to Non-Control/Non-Affiliate.
(5)	Investment reclassified from Non-Control/Non-Affiliate to Non-Control/Affiliate.
*	Includes return of capital and other corporate actions.

The Fund has determined that Crystal View Capital Fund IV, L.P. meets the definition of a “significant subsidiary” under Rule 4-08(g) of Regulation S-X. The summarized financial information included in this quarterly report for the quarter ended December 31, 2024, do not include the complete financial information for Crystal View Capital Fund IV, L.P.

While the Fund is unable to provide financial information for Crystal View Capital Fund IV, L.P. as of December 31, 2024, the summarized financial information for the three and nine months ended September 30, 2024 and 2023, are included in the table below.

There have been no material changes in the operations or financial condition of Crystal View Capital Fund IV, L.P. since September 30, 2024.

The following tables present summarized financial information for Crystal View Capital Fund IV, L.P. in accordance with Rule 4-08(g) of Regulation S-X:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Results of Operations
Revenue	$2,126,469	$348,664	$4,334,687	$574,217
Operating Expenses	$2,430,925	$306,750	$2,430,925	$662,156
Net operating income (loss)	$1,903,762	$41,914	$1,903,762	$(87,938)

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2024, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended December 31, 2024, the Fund had interest income of $221,073 and dividend income of $1,280,123. For the nine months ended December 31, 2024, the Fund had interest income of $593,295 and dividend income of $3,142,293. For the three months ended December 31, 2023, the Fund had interest income of $86,410 and dividend income of $715,279. For the nine months ended December 31, 2023, the Fund had interest income of $244,480 and dividend income of $1,466,473.

Distributions received in advance relate to special terms from the Fund’s preferred equity investments. Due to the general complexities and terms of these deals, the Fund may receive future cash flow at the time of investment. Prior to being recognized as dividend income, cash is held in the Distributions received in advance account.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. Other fee income as presented on the Consolidated Statements of Operations relates to similar fees received from prospective investments that are not consummated. For the three months and nine months ended December 31, 2024, the Fund had fee income of $39,206 and $131,999, respectively. For the three months and nine months ended December 31, 2023, the Fund had fee income of $153,119 and $472,033, respectively.

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

For the three months ended December 31, 2024, $190,974 of Incentive Fee and $174,450 in Management Fee were incurred as presented on the Consolidated Statements of Operations. For the nine months ended December 31, 2024, $251,170 of Incentive Fee and $493,435 in Management Fee were incurred as presented on the Consolidated Statements of Operations. For the nine months ended December 31, 2023, $88,412 of Incentive Fee and $322,217 in Management Fee were incurred as presented on the Consolidated Statements of Operations. All investments that increased in fair value and have attributed to the unrealized gain and subsequently the incentive fees presented on the Fund’s consolidated schedule of investments are hereby marked with a dagger symbol. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the Incentive Fee as it relates to unrealized appreciation of the underlying investments.

Certain private real estate investment vehicles managed by the Adviser have invested side by side with the Fund into a number of different offerings. Depending on the exact terms of each investment vehicle, the Adviser receives an average annual asset management fee of approximately 1% of invested capital. Additionally, from time to time, the Adviser has received an administration fee of approximately 1.25% of capital contributions in these same private investment vehicles.

4. Indemnifications and Commitments

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these agreements is dependent on future claims that may be made against the Fund, and therefore cannot be established, however, the risk of loss from such claims is considered remote.

As of December 31, 2024, the Fund and its subsidiary have the following unfunded commitments:

	Total Commitment	Total Funded to Date	Total Unfunded Commitment
514 That Way LLC	$1,142,812	$553,824	$588,988
Fairbridge Grand Hampton LLC	3,500,200	3,484,278	15,922
Madison Terrace Group LLC	3,685,000	2,875,277	809,723
Icarus Wellings JV LLC	16,000,000	7,500,000	8,500,000
PR Estates JB LLC	1,227,813	547,696	680,117
SCC Flint River Holdings, LP	4,088,000	2,792,078	1,295,922
SROA Capital Fund VIII GP Co-Investment LLC	1,364,522	1,295,521	69,001
Total Investments	$31,008,347	$19,048,674	$11,959,673

5. Organization and Offering Costs

As of December 31, 2024, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of December 31, 2024, the Fund has incurred total offering costs in the amount of $146,426 since inception which were recorded and accounted for as a deferred asset and consisted primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs were amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. For the three months and nine months ended December 31, 2024, the Adviser was reimbursed $0 and $47,451 of offering costs, respectively. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $146,426. As of December 31, 2024, there was no receivable from Adviser for reimbursement of organizational expense and offering costs.

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

The following table summarizes the Fund’s distributions during the nine months ended December 31, 2024:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2024	4/22/2024	$4.166667	$253,210	$144,719	$108,491
5/1/2024	5/17/2024	$4.166667	257,585	146,406	111,179
6/3/2024	6/21/2024	$4.166667	260,965	150,320	110,645
7/1/2024	7/29/2024	$4.166667	284,981	164,348	120,633
8/1/2024	8/29/2024	$4.166667	289,466	168,465	121,001
9/3/2024	9/27/2024	$4.166667	292,125	168,493	123,632
10/1/2024	10/31/2024	$4.166667	295,186	169,516	125,670
11/1/2024	11/22/2024	$4.166667	298,857	171,059	127,798
12/2/2024	12/27/2024	$4.166667	300,621	174,008	126,613
	Total:	$37.500003	$2,532,996	$1,457,334	$1,075,662

The following table summarizes the Fund’s distributions during the nine months ended December 31, 2023:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/3/2023	4/24/2023	$3.333333	$99,460	$61,863	$37,597
5/1/2023	5/22/2023	$3.333333	120,327	76,303	44,024
6/1/2023	6/21/2023	$3.333333	131,079	81,924	49,155
7/3/2023	7/21/2023	$3.333333	132,973	80,972	52,001
8/1/2023	8/21/2023	$3.333333	136,108	79,654	56,454
9/1/2023	9/21/2023	$3.333333	147,397	86,947	60,450
10/2/2023	10/23/2023	$3.333333	156,515	93,113	63,402
11/1/2023	11/17/2023	$4.166667	203,720	122,190	81,530
12/1/2023	12/18/2023	$4.166667	211,139	125,255	85,884
	Total:	$31.666665	$1,338,718	$808,221	$530,497

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of December 31, 2024.

9. Other Service Providers

UMB Fund Services, Inc. serves as the Fund’s administrator, accounting agent, and transfer agent. UMB Bank, N.A. serves as the custodian for the Fund.

10. Subsequent Events

In preparing these consolidated financial statements, management has evaluated subsequent events through the date of issuance of the consolidated financial statements and has identified the following for disclosure in the Fund’s subsequent events:

Fund investors contributed aggregate capital effective January 1, 2025 in the amount of $6,065,000.

The Fund made a monthly distribution on January 30, 2025 in the amount of $325,666, based on an annualized rate of approximately 5% of its net assets. The January 30, 2025 distribution resulted in $190,908 being paid to investors in cash and $134,758 being reinvested into the Fund.

11. Financial Highlights

	Nine Months Ended December 31,
	2024	2023
Per Share Operating Performance (for a Share outstanding throughout the period):
Net Asset Value, Beginning of Period	$1,024.87	$981.43
Net Investment Income (1)	28.98	16.26
Net Change in Unrealized Appreciation (1)	17.55	9.57
Net Increase in Net Assets Resulting from Operations (1)	46.53	25.83
Distributions Declared (1)	(37.50)	(31.67)
(Dilution) Accretion of Share Issuances (at $1,000 per share) (1)	(3.65)	10.37
Net Asset Value, End of Period	$1,030.25	$985.96
Total Return Including Performance and Distributions Declared (non annualized)	4.31%	3.68%

Supplemental Data:
Net Assets, End of Period	$74,459,266	$50,046,889
Ratios to Average Net Assets (2):
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	3.47%	4.79%
Net Expenses After Reimbursement/Recoupment	3.56%	4.92%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	3.07%	4.62%
Net Investment Income	3.97%	2.37%
Portfolio Turnover Rate (not annualized)	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.
(2)	Annualized for periods less than one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations, and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and footnotes appearing elsewhere in this Form 10-Q.

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

Business proceedings and operations officially commenced on July 1, 2022, and the first fiscal year end was March 31, 2023. The Fund is now in its third year of operations. For the three and nine months ended December 31, 2024, the Fund raised approximately $1.71 million and $13.69 million, respectively.

During the three months ended December 31, 2024, the Fund generated $1,319,329 from fee and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $221,073 in interest income, totaling $1,540,402 for the period.

During the nine months ended December 31, 2024, the Fund generated $3,274,292 from fee and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $593,295 in interest income, totaling $3,867,587 for the period.

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

For existing investments, the Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. In addition, our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss the financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

Investment Income

As of December 31, 2024 and 2023, the Fund’s portfolio consisted of 26 and 21, respectively common and preferred equity commercial real estate investments, which are expected to generate stable and consistent cash flow over the long term. The Fund generates revenues in the form of distributions that we receive from the LLC and LP interests that it owns. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the Operator of the underlying investment.

During the three and nine months ended December 31, 2024, the Fund generated $1,540,402 and $3,867,587, respectively, in income, coming from fee income, dividend income, and interest income. During the three and nine months ended December 31, 2023, the Fund generated $954,808 and $2,182,986, respectively, in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the fund’s underlying investments. The interest income came as a result of the fund’s short-term investments in money-market accounts. The Adviser believes that the Fund will continue to generate income during each quarter of the Fund’s operations.

Expenses

The Fund’s primary operating expenses include the payment of the audit expense, management fee to the Adviser, legal and professional fees, valuation services, and other operating expenses. These expenses are incurred in accordance with the Investment Advisory Agreement and are necessary to ensure the proper functioning and management of the Fund. The Management Fee and Incentive Fee compensate the Adviser for its work in identifying, evaluating, negotiating, closing, and monitoring our investments. The Fund bears all other expenses of its operations and transactions, including operational expenses, fees and expenses related to investments and prospective investments, brokers’ commissions, legal, auditing or accounting expenses, taxes or governmental fees, officers and directors’ expenses, marketing expenses, valuation expenses, filing expenses, and the fees and expenses of our administrator, transfer agent or sub-transfer agent. We expect our general and administrative expenses to increase in the aggregate and decrease as a percentage of total assets during periods of asset growth and to decrease in the aggregate and increase as a percentage of total assets during periods of asset declines. Additionally, costs relating to future offerings of securities would be incremental.

Investment Activity

During the three months ended December 31, 2024, the Fund made one new investment and four follow-on investments across varying opportunities, bringing the total to 26 total investments since the Fund’s inception. This brought the total invested since inception to $59.88 million. In addition, for the three months and nine months ended December 31, 2024, the Fund raised approximately $1.71 million and $13.69 million, respectively, which was used to support the new investments and increase the Fund’s liquidity, bringing the total capital contributions to approximately $72.35 million.

During the three months ended December 31, 2023, the Fund made one new investment and three follow-on investments across varying opportunities, bringing the total to 21 total investments since the Fund’s inception. This brought the total invested since inception to $42.57 million. In addition, for the three and nine months ended December 31, 2023, the Fund raised approximately $7.88 million and $24.95 million, respectively, which was used to support the new investments and increase the Fund’s liquidity, bringing the total capital contributions to $48.26 million.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Consolidated Schedule of Investments and notes to the consolidated financial statements included in this filing.

Result of Operations

It is important to note that this is the Fund’s tenth quarter of operations and eleventh since launch, and as such, the Fund’s performance should be considered in the context of its early stage of development.

Our operating results for the three and nine months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	December 30,		December 30,
	2024	2023	2024	2023
Total investment income	$1,540,402	$954,808	$3,867,587	$2,182,986
Total expenses, net of fees	745,241	563,309	1,826,959	1,472,464
Net investment income	795,161	391,499	2,040,628	710,522
Net change in unrealized appreciation	954,868	211,018	1,255,849	442,059
Net increase in net assets resulting from operations	$1,750,029	$602,517	$3,296,477	$1,152,581

The Fund’s investment income was primarily generated from common and preferred equity investments made by the Fund into targeted investments. The Fund also generated investment income from short-term investments and fee income. The Fund generated Net Investment Income of $795,161 and $2,040,628 for the three months ended December 31, 2024 and 2023, respectively. The Fund generated Net Investment Income of $2,040,628 and $710,522 for the nine months ended December 31, 2024 and 2023, respectively. The significant increase year-over-year stems from the increased size of the portfolio and additional cash flow being provided from the Fund’s investments.

Expenses

The composition of our operating expenses for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,
	2024	2023
Management fee	$174,450	$127,058
Professional fees	157,937	195,571
Due diligence expense	35,014	-
Directors and officers expense	64,270	44,570
Incentive fee	190,974	42,204
Marketing and distribution expense	20,250	38,400
Accounting and administration fee	24,450	20,127
Custody and transfer agent expense	32,768	10,656
Recoupment by Adviser of previously reimbursed expenses	-	38,394
Insurance expense	7,319	7,827
Other expense	37,809	38,502
	$745,241	$563,309

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the three months ended December 31, 2024 and 2023, the Fund incurred management fees of $174,450 and $127,058, respectively. The significant increase in management fee came as a result of the increase in both capital raised and capital deployed by the Fund into qualifying investment opportunities.

Professional fees

The Fund’s professional fees primarily relate to audit, legal, and valuation services. For the three months ended December 31, 2024 and 2023, the Fund incurred professional fees of $157,937 and $195,571, respectively.

Due diligence expense

The Fund’s due diligence expenses primarily relate to sourcing prospective investments. The expenses are offset by fee income provided by current and prospective operators. For the three months ended December 31, 2024 and 2023, the Fund incurred due diligence expenses of $35,014 and $0, respectively. This increase stems from increased costs incurred for due-diligence related items, such as NOI audits, background checks, and site visits, all of which are related to the Fund’s targeted investments.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the three months ended December 31, 2024 and 2023, the Fund incurred directors and officers costs of $64,270 and $44,570, respectively.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the three months ended December 31, 2024 and 2023, the Fund had marketing and distribution costs of $20,250 and $38,400, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the three months ended December 31, 2024 and 2023, the Fund incurred accounting and administrative expenses of $24,450 and $20,127, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the three months ended December 31, 2024 and 2023, the Fund had insurance expenses of $7,319 and $7,827, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the three months ended December 31, 2024 and 2023, the Fund had custody and transfer agent fees of $32,768 and $10,656, respectively.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. For the three months ended December 31, 2024 and 2023, the Fund had incentive fee expense of $190,974 and $42,204, respectively. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the incentive fee as it relates to unrealized appreciation of the underlying investments.

Other Expenses

Other expenses primarily include subscriptions, due diligence expenses, and other miscellaneous general and administrative expenses incurred by the Fund. For the three months ended December 31, 2024 and 2023, the Fund had other expenses of $37,809 and $38,502, respectively.

The composition of our operating expenses for the nine months ended December 31, 2024 and 2023 are as follows:

	Nine Months Ended December 31,
	2024	2023
Management fee	$493,435	$322,217
Professional fees	433,259	481,915
Due diligence expense	127,352	-
Directors and officers expense	173,110	199,022
Incentive fee	251,170	88,412
Marketing and distribution expense	79,500	115,150
Accounting and administration expense	71,042	62,163
Custody and transfer agent expense	62,706	25,480
Insurance expense	24,457	23,480
Offering costs	-	36,606
Recoupment by Adviser of previously reimbursed expenses	47,451	38,394
Other expenses	63,477	79,625
	$1,826,959	$1,472,464

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the nine months ended December 31, 2024 and 2023, the Fund incurred management fees of $493,435 and $322,217, respectively. The increase in management fee came as a result of the increase in both capital raised and capital deployed by the Fund into qualifying investment opportunities.

Professional fees

The Fund’s professional fees primarily relate to audit, legal, and valuation services. For the nine months ended December 31, 2024 and 2023, the Fund incurred professional fees of $433,259 and $481,915, respectively.

Due diligence expense

The Fund’s due diligence expenses primarily relate to sourcing prospective investments. The expenses are offset by fee income provided by current and prospective operators. For the nine months ended December 31, 2024 and 2023, the Fund incurred due diligence expenses of $127,352 and $0, respectively. This increase stems from increased costs incurred for due-diligence related items, such as NOI audits, background checks, and site visits, all of which are related to the Fund’s targeted investments.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the nine months ended December 31, 2024 and 2023, the Fund incurred directors and officers costs of $173,110 and $199,022, respectively. The decrease stems from out-of-scope services that were performed during 2023 that we do not anticipate occurring again.

Marketing and Distribution Fees

The marketing and distribution fees include expenses related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the nine months ended December 31, 2024 and 2023, the Fund had marketing and distribution costs of $79,500 and $115,150, respectively.

Accounting and Administrative Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the nine months ended December 31, 2024 and 2023, the Fund incurred accounting and administrative expenses of $71,042 and $62,163, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the nine months ended December 31, 2024 and 2023, the Fund had insurance expenses of $24,457 and $23,480, respectively.

Custody and Transfer Agent Expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the nine months ended December 31, 2024 and 2023, the Fund had custody and transfer agent fees of $62,706 and $25,480, respectively. The increase stems from higher vender costs due to the increased number of investors and dollars managed by the Fund.

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. For the nine months ended December 31, 2024 and 2023, the Fund had incentive fee expense of $251,170 and $88,412, respectively. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the incentive fee as it relates to unrealized appreciation of the underlying investments.

Offering Costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and public offering. Since the Fund’s shares were offered through a continuous offering, the offering costs were deferred and amortized over the 12 months beginning with the first sale of shares in July 2022. For the nine months ended December 31, 2024 and 2023, the Fund amortized offering costs of $0 and $36,606, respectively.

Other Expenses

Other expenses primarily include subscriptions, due diligence expenses, and other miscellaneous general and administrative expenses incurred by the Fund. For the nine months ended December 31, 2024 and 2023, the Fund had other expenses of $63,477 and $79,625, respectively.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses consists of expenses that were originally paid by the Adviser and subject to reimbursement by the Fund upon achieving $20.0 million in subscriptions. For the nine months ended December 31, 2024 and 2023, the Fund had recoupment by Adviser of previously reimbursed expenses of $47,451 and $38,394, respectively. The increase stems from the fact that the Fund did not commence reimbursements back to the Adviser until late in 2023.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2024, the Fund had $16.67 million in short-term investments. The investments are liquidated into cash for investing and general corporate purposes at the discretion of management. We believe we have adequate capital resources to meet our liquidity needs.

The Fund’s cash used in operating activities was $16.92 million and $21.13 million for the nine months ended December 31, 2024 and 2023, respectively, and the Fund’s cash provided by financing activities was $16.92 million and $21.08 million for the same periods. The Fund’s operating activities used cash primarily for the Fund’s investment activities and the Fund’s financing activities provided cash primarily due to proceeds from shares issued.

During the nine months ended December 31, 2024, the Fund closed offerings at the beginning of each calendar month, raising $13.69 million in cash that was available for the Adviser to invest in qualified investments. The Fund intends to continue to invest available capital in accordance with its investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to December 31, 2024, the Fund has received total capital contributions of $72.35 million in equity, and the Adviser anticipates this number to continue growing.

The Fund has made cash distributions of $2.53 million to investors during the nine months ended December 31, 2024. Cash available for distributions was generated from the Fund’s underlying investments. These distributions are at the sole discretion of the Adviser.

The Fund accepted additional subscriptions of $6.07 million on January 1, 2025. The Fund distributed additional cash of $325,666 as a return on capital to investors on January 30, 2025.

Critical Accounting Estimates

The preparation of these consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Changes in the economic environment, financial markets, and other parameters used in determining such estimates could cause actual results to differ materially.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2025, the Fund sold $6.07 million, aggregating approximately $78.42 million since inception of unregistered common shares of beneficial interest to accredited investors. For the period from April 1, 2024, through December 31, 2024, the Fund made investments in four different commercial real estate opportunities spread across various parts of the United States totaling approximately $11.29 million. See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections for more detailed information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Consolidated Financial Statement Schedules

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

Wellings Real Estate Income Fund

Date: February 14, 2025	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer

Date: February 14, 2025	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Financial Officer