Form 10-K
period 2025-03-31
Wellings Real Estate Income Fund
filed 2025-06-30
CIK 1922947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

There is currently no established public market for the Registrant’s common shares. The number of common shares outstanding as of June 15, 2025 was 79,551.95.

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

FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Wellings Real Estate Income Fund (together with its consolidated subsidiaries, the “Fund” or “WREIF”), current and prospective portfolio investments, industry, beliefs and the Fund’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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

Introduction

Wellings Real Estate Income Fund, a Delaware Trust, operates a commercial real estate Business Development Company (“BDC”).  As used herein, the “Fund,” “we,” “our,” “us,” or similar formulations include Wellings Real Estate Income Fund, its consolidated subsidiaries, and its’ Adviser, except as the context otherwise requires. All references in this report to “fiscal 2025” are to the Fund’s fiscal year ending March 31, 2025.

PART I.

Item 1. Description of Business

The Fund

The Fund is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund has elected to be taxed as a partnership under the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is externally managed by its Investment Adviser, a registered investment adviser under the Investment Advisers Act of 1940, (the “Advisers Act”). The Adviser has approximately $190 million in assets under management as of March 31, 2025. Each of Paul Moore and Benjamin Kahle, the Fund’s Chief Executive Officer and Chief Operating Officer, respectively, are the controlling shareholders of the Investment Adviser. The Fund has entered into an agreement (the “Administration Agreement”) with UMB Fund Services Inc. (the “Administrator”) to provide certain administrative services to the Fund.

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

The Investment Adviser’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring the Fund’s investments and monitoring and servicing the Fund’s investments. As of March 31, 2025, the Investment Team was comprised of seven investment professionals, all of whom dedicate a substantial portion of their time to the Fund. These individuals may have additional responsibilities other than those relating to the Fund, but generally allocate a substantial portion of their time in support of the Fund’s business and the Fund’s investment objectives as a whole. In addition, the Investment Adviser believes that it has excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. The Fund expects to benefit from the support provided by these personnel in the Fund’s operations. The Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Investment Team have been actively involved in making investments in the Targeted Assets for an average of 15 years and have built strong relationships with the personnel of the management teams of the Targeted Assets as well as various services providers to such Targeted Assets, including banks, financial institutions, law firms, and accounting and consulting firms.

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

Targeted Assets

The Targeted Assets consist of equity securities issued by entities that invest in manufactured housing communities (“MHCs”), self-storage facilities, industrial real estate, recreational vehicle (“RV”) parks, and/or multifamily residences, as well as any other commercial real estate assets throughout the United States, indirectly through the Fund’s ownership in entities that own such real estate interests and that qualify as eligible portfolio companies under the 1940 Act.

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

Shareholder Transaction Expenses
Sales Load (as a percentage of offering price)	0%
Dividend Reinvestment and Cash Purchase Plan Fees	$0

Annual Expenses
Management Fees *	1.25%
Other Expenses **
Fund Administration and Transfer Agency Fees	0.3%
Legal and Audit Fees	0.6%
Other Operating and Administrative Expenses	0.6%

Total Annual Expenses	2.75	%***

*	Base management fee of 1.25% of invested capital

**	Other Expenses are based on estimated amounts for the current year and include asset based-fees that are subject to minimums and annual specified dollar fees that decline as a percentage of net assets as the Fund’s net assets increase.

***	This was not the actual expense ratio for the Fund in the year ended March 31, 2025.

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

Regulation

The Fund is a BDC under the 1940 Act. As a BDC, the Fund has been organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.

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

No Guarantee to Replicate Historical Results Achieved by Investment Adviser

The Fund’s primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Investment Committee. The Fund may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the Investment Committee or by the Investment Adviser’s affiliates. Any such investments will be subject to regulatory limitations and approvals by trustees who are not “interested persons,” as defined in the 1940 Act. As a BDC, the Fund is generally limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with the Investment Adviser or its affiliates. In certain cases, co-investments are not permitted unless the Fund has received exemptive relief from the SEC. Currently, the Fund does not intend to submit an application for co-investment relief from the SEC, however, the Fund may do so in the future. There is no assurance that an application for exemptive relief would be granted by the SEC.

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

Warranty and Construction Defect Claims on Manufactured Housing

In the ordinary course of their business, MHC portfolio companies are subject to home warranty and construction defect claims. They typically record a reserve for estimated future warranty costs relating to homes sold, based upon their assessment of historical experience factors. Construction defect claims may arise after a significant period of time after product completion. Although they maintain general liability insurance and reserves for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such reserves will continue to be adequate. A large number of warranty and construction defect claims exceeding current levels could have a material adverse effect on an MHC portfolio company’s result of operations, which would negatively impact the Fund’s investment in it.

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

Market and Economic Conditions May Impact a Property Value on Resale

The sale price of a property owned by a self-storage portfolio company is likely to be dependent upon the condition of the economy in the area where the property is located. The self-storage portfolio companies in which the Fund intends to invest expect to hold properties for a various length of time over a ten (10) year period. There is a risk that at the time of the refinance or sale, the marketplace may be different than projected, which may require that a property be held longer than anticipated, or that no refinancing may be available, or it could be sold at a loss.

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

The Fund relies on management of the Investment Adviser to implement third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third parties that may lead to a service disruption or an adverse cybersecurity incident. This includes assessment of vendors during the selection/onboarding process, internal controls, compliance with service level agreements, and more.

A critical component of the Fund’s cybersecurity program is its incident response plan. This plan includes a requirement to evaluate the materiality of any data incident. Should the evaluation conclude that the data incident rises to the level of materiality it will be incumbent for the Fund, working with the Investment Adviser and legal and cybersecurity professionals, to describe the data incident within four business days of determining that an incident is material. The Fund shall also be responsible to provide ongoing reporting about the status of the material data incident until such time that the material data incident is no longer a factor with respect the Fund’s operations.

As the Fund evaluates the materiality level of a data incident it will consider a variety of factors including the operational impact, the type of data impacted, how the data has been impacted, the business continuity and recovery procedures affected, the impact of the incident on the Fund’s finances and any length of service interruption. Additional factors may also be considered given the nature of the event.

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

Item 3. Legal Proceedings

As of March 31, 2025, there were no material legal proceedings against the Fund or any of its officers or directors.

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

The Fund was seeded on March 30, 2022, with an initial capital contribution of $200,000. For the period from April 1, 2022, through June 30, 2022, the Fund’s Adviser managed the Fund’s registration and organizational readiness processes and incurred organizational and offering costs, respectively, on behalf of the Fund. The organizational and offering costs are subject to reimbursement by the Fund, and the Fund was required to begin reimbursing the Adviser upon reaching $20.0 million in investor subscriptions, which was achieved during the year ended March 31, 2023, with reimbursement occurring over the next several quarters.

Business proceedings and operations officially commenced on July 1, 2022. For the period from July 1, 2022, through March 31, 2025, the Fund raised approximately $76.5 million.

During the year ended March 31, 2025, the Fund generated $4,880,362 from fee and dividend income from the Fund’s underlying investments in certain LLCs and LPs and $800,370 in interest income, totaling $5,680,732 for the year.

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

Investment Income

As of March 31, 2025 and 2024, the Fund’s portfolio consisted of 26 and 21, respectively, common and preferred equity commercial real estate investments. which are expected to generate stable and consistent cash flow over the long term. The Fund generates income in the form of distributions that we receive from the LLC and LP interests that we own. Distribution amounts are determined entirely by the Managing Members/General Partners of those entities and allocated to us based on our proportionate interest in those investments. Distributions we receive are analyzed to determine the amount of the distribution that represents income or return of capital based on the financial information reported to us by the operator of the underlying investment.

During the years ended March 31, 2025 and 2024, the Fund generated $5,680,732 and $3,519,865, respectively, in income, coming from fee income, dividend income, and interest income. This is primarily derived from cash flow distributions from the Fund’s underlying investments. The interest income came as a result of the Fund’s short-term investments in money-market accounts.

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

Investment Activity

During the year ended March 31, 2025, the Fund acquired five investments approximating $35.6 million. During the year ended March 31, 2025, the Fund obtained capital contributions of approximately $19.8 million, which was used to purchase investments and increase the Fund’s liquidity.

Details regarding the acquisition costs, investment type, and representative percentage of the Fund’s total net assets can be found in the Schedule of Investments and footnotes to the financial statements included in this filing.

Result of Operations

Our operating results for the years ended March 31, 2025 and 2024, are as follows:

	For the Years Ended March 31,
	2025	2024
Total investment income	$5,680,732	$3,519,865
Net expenses, including fees	2,819,538	2,308,277
Net investment income (loss)	2,861,194	1,211,588
Net change in unrealized appreciation on investments	3,417,103	2,776,936
Net increase (decrease) in net assets resulting from operations	$6,278,297	$3,988,524

The Fund’s investment income was primarily generated from common and preferred equity investments made by the Fund into targeted investments. The Fund also generated investment income from short-term investments and fee income. The Fund generated Total Investment Income of $5,680,732 and $3,519,865 for the years ended March 31, 2025 and 2024, respectively. The Fund generated Net Investment Income of $2,861,194 and $1,211,588 for the years ended March 31, 2025 and 2024, respectively. The significant increase year-over-year stems from the increased size of the portfolio and additional cash flow being provided from the Fund’s investments.

Expenses

The composition of our operating expenses for the years ended March 31, 2025 and 2024, are as follows:

	For the Years Ended March 31,
	2025	2024
Incentive Fee	$683,420	$555,387
Management Fee	683,298	465,838
Professional fees	597,557	596,626
Directors and officers expense	234,860	243,592
Due diligence expense	199,439	17,036
Custody and transfer agent expense	71,141	30,436
Accounting and administration fees	84,500	83,143
Marketing and distribution expense	86,425	82,242
Insurance expense	31,776	31,306
Offering costs	-	36,606
Recoupment by Adviser of previously reimbursed expenses	47,451	83,394
Other expenses	99,671	82,671
	$2,819,538	$2,308,277

Incentive Fee

Incentive fee expense represents fees related to the incentive fee owed to the Adviser, as noted in the Fund’s Investment Advisory Agreement. The Fund is to accrue, but not pay, this amount to the Adviser as the balance related to unrealized appreciation of the Fund’s investments. For the years ended March 31, 2025 and 2024, the Fund had incentive fee expense of $683,421 and $555,387, respectively.

Management Fee

Under the Investment Advisory Agreement, the Adviser is entitled to a Management Fee, calculated and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s average daily Targeted Assets during such period. For the years ended March 31, 2025 and 2024, the Fund incurred management fees of $683,298 and $465,838, respectively. The significant increase in management fee came as a result of the increase in both capital raised and capital deployed by the Fund into qualifying investment opportunities.

Professional fees

The Fund’s professional fees primarily relate to auditing, accounting, legal, and valuation services. The increase is primarily driven by increased fees for valuation services. For the years ended March 31, 2025 and 2024, the Fund incurred professional expenses of $597,557 and $596,626, respectively.

Directors and Officers Expense

The directors and officers expenses are fees for services related to attending periodic board and committee meetings. For the years ended March 31, 2025 and 2024, the Fund incurred directors and officers expenses of $234,860 and $243,592, respectively.

Due diligence expense

The Fund’s due diligence expenses primarily relate to sourcing prospective investments. The expenses are offset by fee income provided by current and prospective operators. For the years ended March 31, 2025 and 2024, the Fund incurred due diligence expenses of $199,439 and $17,036, respectively. This increase stems from increased costs incurred for due-diligence related items, such as net operating income (“NOI”) audits, background checks, and site visits, all of which are related to the Fund’s targeted investments.

Custody and transfer agent expense

The custody and transfer agent expenses represent fees for services provided by a third-party organization. For the years ended March 31, 2025 and 2024, the Fund had custody and transfer agent fees of $71,141 and $30,436, respectively.

Accounting and Administration Fees

Accounting and administrative fees represent services provided by a third-party to perform accounting and administration of the Fund. For the years ended March 31, 2025 and 2024, the Fund incurred accounting and administrative expenses of $84,500 and $83,143, respectively.

Marketing and distribution expense

The marketing and distribution expenses include fees related to investments and prospective investments, brokers’ commissions, as well as expenses for the marketing and advertising of the Fund in compliance with SEC rules and regulations. For the years ended March 31, 2025 and 2024, the Fund had marketing and distribution expenses of $86,425 and $82,242, respectively.

Insurance Expense

Insurance expense represents fees related to the E&O/D&O insurance policy that the Fund has in place. For the years ended March 31, 2025 and 2024, the Fund had insurance expenses of $31,776 and $31,306, respectively.

Offering costs

The offering costs consist primarily of legal fees for preparing the prospectus and statement of additional information in connection with the Fund’s registration and initial offering. Since the Fund’s shares are offered through a continuous offering, the initial offering costs were deferred and amortized over the first 12 months of operations beginning with the first sale of shares in July 2022 and thereafter on a 12-month basis as additional offering costs are incurred. For the years ended March 31, 2025 and 2024, the Fund expensed offering costs totaling $0 and $36,606, respectively.

Recoupment by Adviser of previously reimbursed expenses

Recoupment by Adviser of previously reimbursed expenses primarily include expenses paid by the Adviser that have been reimbursed from the Fund to the Adviser. The recoupment exists to reimburse the Adviser of all expenses paid prior to the Fund reaching the $20.0 million threshold, as disclosed in the Fund’s Form 10. For the years ended March 31, 2025 and 2024, the Fund had Recoupment by Adviser of previously reimbursed expenses of $47,451 and $83,394, respectively.

Other Expenses

Other expenses primarily include subscriptions and other miscellaneous general and administrative expenses incurred by the Fund. For the years ended March 31, 2025 and 2024, the Fund had other expenses of $99,671 and $82,671, respectively.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2025, the Fund had short-term investments of $18.4 million available for investing and general corporate purposes. We believe we have adequate capital resources to meet our liquidity needs.

For the years ended March 31, 2025 and 2024, the Fund reported cash used in operating activities of $30.5 million and $27.3 million, respectively, mainly generated by the Fund’s investment activities. For the years ended March 31, 2025 and 2024, the Fund reported cash provided by financing activities of $30.5 million and $27.2 million, respectively.

During the years ended March 31, 2025 and 2024, the Fund closed offerings and raised capital contributions of approximately $19.8 million and $28.4 million, respectively, which was available for the Adviser to invest in qualified investments. Of that amount, the Fund invested $72.9 million since its inception, with the remaining amount being used to pay corporate expenses or be held to fund future investments. The Fund intends to continue to invest available capital in accordance with the aforementioned investment strategy. The Adviser believes that the Fund has adequate liquid assets to meet any and all obligations that arise while continuing to make opportunistic investments.

Equity

The Fund officially began accepting capital contributions on July 1, 2022. From inception to March 31, 2025, the Fund has received capital contributions totaling $76.3 million.

Beginning in January 2023, the Fund started distributing to investors at a 4.0% annualized rate on a monthly basis, and this rate was increased to 5.0% annualized in November 2023. For the years ended March 31, 2025 and 2024, the cash distributions net of reinvestments amounted to $2.03 million and $1.21 million, respectively. These distributions are at the sole discretion of the Adviser.

Subsequent Events

Fund investors contributed aggregate capital effective April 1, 2025 and May 1, 2025, in the amounts of $275,900 and $642,000, respectively.

Fund investors contributed aggregate capital effective April 1, 2025 in the amount of $275,900. Fund investors also contributed aggregate capital effective May 1, 2025 in the amount of $642,000. The Fund made monthly distributions on April 28, 2025 and May 29, 2025 in the amounts of $328,197 and $330,919, respectively, based on an annualized rate of approximately 5% of its net assets. The April 28, 2025 and May 29, 2025 distributions resulted in $194,198 and $195,506, respectively, being paid to investors in cash and $133,999 and $135,413, respectively, being reinvested into the Fund. The Fund made monthly distributions on April 22, 2024, May 17, 2024, and June 21, 2024 in the amounts of $253,210, $257,585, and $260,965, respectively, based on an annualized rate of approximately 5% of its net assets. The April 22, 2024, May 17, 2024, and June 21, 2024 distributions resulted in $144,719, $146,406, and $150,320, respectively, being paid to investors in cash and $108,491, $111,179, and $110,645, respectively, being reinvested into the Fund.

As of April 30, 2025, the Board of Directors has approved the withdrawal of the Fund’s election to be treated as a Business Development Company. Management expects this to officially take place during the quarter ended September 30, 2025. Additionally, the Board of Directors has approved the renewal of the Fund’s Investment Advisory Agreement for an additional 12 months.

Contractual Obligations

As of March 31, 2025, we do have contractual obligations on our consolidated statements of assets and liabilities. The details of these contractual obligations are detailed in the consolidated financial statements and footnotes to the consolidated financial statements.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Wellings Real Estate Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Wellings Real Estate Income Fund and its subsidiaries (the Fund), including the consolidated schedules of investments, as of March 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of March 31, 2025 and 2024, by correspondence with the underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2022.

Chicago, Illinois

June 27, 2025

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,
	2025	2024
ASSETS
Non-Control/Non-Affiliate Investments, at fair value (cost $8,890,747 and $11,500,000, respectively)	$9,437,365	$11,876,068
Non-Control/Affiliate Investments, at fair value (cost $32,588,708 and $13,366,959, respectively)	37,884,816	14,004,486
Control Investments, at fair value (cost $31,380,607 and $23,040,255, respectively)	31,958,769	25,030,445
Short-Term Investments, at fair value (cost $18,401,427 and $9,315,090, respectively)	18,401,427	9,315,090
Total Investments, at fair value (cost $91,261,489 and $57,222,304, respectively)	97,682,377	60,226,089
Receivable from Adviser for reimbursement of organizational expense and offering costs	-	47,451
TOTAL ASSETS	97,682,377	60,273,540

LIABILITIES
Payable to Adviser	-	47,451
Incentive fee payable	1,284,178	600,757
Professional fees payable	278,902	213,556
Directors and officers expense payable	19,509	14,020
Fee income received in advance	175,000	-
Distributions received in advance	103,697	317,784
Other payables	36,612	62,482
TOTAL LIABILITIES	1,897,898	1,256,050

TOTAL NET ASSETS OF WELLINGS REAL ESTATE INCOME FUND	$82,660,879	$59,017,490
Non-controlling interest in Wellings Altus PE Member I, LLC	8,436,100	-
Non-controlling interest in Wellings Icarus PE Member I, LLC	4,687,500	-
TOTAL NET ASSETS	$95,784,479	$59,017,490

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS CONSIST OF:
Paid-in capital	$72,982,268	$55,306,491
Accumulated distributable gain	9,678,611	3,710,999
TOTAL NET ASSETS OF WELLINGS REAL ESTATE INCOME FUND	$82,660,879	$59,017,490
Non-controlling interest in Wellings Altus PE Member I, LLC	8,436,100	-
Non-controlling interest in Wellings Icarus PE Member I, LLC	4,687,500	-
TOTAL NET ASSETS	$95,784,479	$59,017,490

SHARES ISSUED AND OUTSTANDING (Unlimited number of Shares authorized)	78,500	57,585

NET ASSET VALUE PER SHARE	$1,053.01	$1,024.87

See accompanying notes to consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2025

			Initial			Percent
		Geographic	Acquisition			of Total
Portfolio Company/Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
514 That Way LLC (3)(4)(5)
Preferred Equity, Membership Interests	Multifamily	United States	8/12/2024	$553,825	$553,825	0.58
LBX Deptford Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	0.80
Parkview Financial Fund 2015, LP (3)(4)
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	3,000,000	2,851,749	2.98
Post Bellaire Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	612,000	0.64
Post Las Colinas Heights Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	729,600	0.76
Post Oak Forest Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	1,116,269	1.16
Post Providence Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	567,000	0.59
Post TX I Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	900,000	0.94
SROA Capital Fund VIII GP Co-Investment LLC (3)(4)(5)
Common Equity, Membership Interests	Self Storage	United States	9/19/2024	1,336,922	1,336,922	1.40
Total Non-Control/Non-Affiliate Investments				8,890,747	9,437,365	9.85

Non-Control/Affiliate Investments (2)
Crystal View Capital Fund IV, LP (3)(4)(5)(6)*†
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	16,248,000	16.96
Great Escapes RV Fund IV, LP (3)(5)†
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	4,400,000	4.59
LBX Fair Oaks Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,301,900	1.36
LBX Fashion Square Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	634,710	765,710	0.80
LBX Manchester Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	676,900	0.71
LBX Mount Prospect Investors LLC (3)(4)(5)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	0.77
Newark-Forest MHPS LLC (3)(4)(5)†
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	680,000	0.71
Post Sandstone Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	890,000	0.93
PR Estates JV LLC (3)(4)(5)†
Preferred Equity, Membership Interests	Multifamily	United States	5/6/2024	759,771	784,947	0.82
Riparian Baltimore SFR Investors I LLC (3)(4)(5)*†
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,364,486	5.60
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	375,514	0.39
SCC Flint River Holdings, LP (3)(4)(5)(9)†
Preferred Equity, Limited Partner Interests	Multifamily	United States	12/15/2023	3,110,368	3,119,690	3.26
TC-BKM US Industrial Fund I, LP (3)(4)
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,537,669	2.65
Total Non-Control/Affiliate Investments				32,588,708	37,884,816	39.55

Control Investments (2)
AE WC Odessa Holdco LLC (3)(5)(7)*
Preferred Equity, Membership Interests	Multifamily	United States	3/18/2025	12,492,329	12,492,329	13.04
Fairbridge Credit LLC (3)(4)(5)(10)*†
Preferred Equity, Membership Interests	Multifamily	United States	8/21/2023	5,000,000	5,017,000	5.24
Fairbridge Grand Hampton LLC (3)(4)(5)†
Preferred Equity, Membership Interests	Multifamily	United States	5/19/2023	3,484,278	3,926,059	4.10
Icarus Wellings JV LLC (3)(4)(5)(8)*
Preferred Equity, Membership Interests	Multifamily	United States	11/26/2024	7,500,000	7,500,000	7.83
Madison Terrace Group LLC (3)(4)(5)(11)†
Preferred Equity, Membership Interests	Multifamily	United States	3/7/2024	2,904,000	3,023,381	3.16
Total Control Investments				31,380,607	31,958,769	33.37

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (12)
Institutional Class		United States	3/31/2025	18,401,427	18,401,427	19.21
Total Short-Term Investments				18,401,427	18,401,427	19.21

Total Investments				$91,261,489	97,682,377	101.98
Liabilities in Excess of Other Assets					(1,897,898)	(1.98)
Total Net Assets					$95,784,479	100.00%

(1)	Unless otherwise indicated, issuers of investments held by WREIF are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of WREIF investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which WREIF owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which WREIF owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of March 31, 2025, the total cost and fair value of investments subject to restrictions on sales was $72,860,062 and $79,280,950, representing 76.07% and 82.77% of total net assets, respectively.
(4)	Income producing.
(5)	Investment is classified as Level 3 investment under the fair value hierarchy established by ASC 820, Fair Value Measurement, as its valuation relies on significant unobservable inputs. Investment is valued using methodologies that include transaction price, income approach, and market comparables. For recently acquired investments, the transaction price is deemed representative of fair value. Certain investments are valued based on the income approach, where future expected cash flows are discounted at a rate reflective of the risk inherent to the investment, while other investments are valued using comparable sales data adjusted for differences in location, size, or asset class. Significant unobservable inputs used in these valuations include discount rates, projected rental income growth rates, and exit capitalization rates. The aggregate fair value of all Level 3 investments as of March 31, 2025 is $73,891,532. Changes in the fair value of these investments, which are primarily attributable to updates in discount rates, market conditions, or projected future cash flows, are recognized in the consolidated statements of operations.
(6)	As of March 31, 2025, Crystal View Capital Fund IV, L.P. held twenty real estate assets comprised of Mountain Vista Mini Storage NV, Speedway Storage, Federal Storage, Sales Road Storage, Osprey Storage Huntsville, Discount Mini Storage, Alice’s Attic Self Storage, Fairfield Manor, Clover Estates, Mountain Vista North Mini Storage NV, Warwick Villa Mobile Home Park, Royal Village Mobile Home Park, Pine Vista Mobile Home Park, Apple Creek Mobile Home Park, Parktown Mobile Home Park, Countryside Mobile Home Park, WI MHC, Rocwood MHC (IL), Victoria Gardens (MO), and Western Pines MHC. WREIF proportionate share of the acquisition amount including allocations made to goodwill of the assets was $567,640, $585,951, $183,110, $585,951, $375,009, $338,753, $822,162, $915,548, $1,693,764, $457,774, $238,043, $329,597, $869,771, $1,343,054, $494,543, $506,207, $4,412,943, $728,822, $946,631 and $796,527, respectively.
(7)	Investment is held through Wellings Altus PE Member I, LLC, a consolidated subsidiary. The non-controlling interest in the underlying investment, AE WC Odessa Holdco LLC, is $8,436,100.
(8)	Investment is held through Wellings Icarus PE Member I, LLC, a consolidated subsidiary. The non-controlling interest in the underlying investment, Icarus Wellings JV LLC, is $4,687,500.
(9)	Investment is held through WREIF ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.
(10)	Investment is held through WREIF ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.
(11)	Investment is held through WREIF ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC.
(12)	4.23% seven-day annualized yield as of March 31, 2025.
*	Investment represents more than 5% of the total net assets. Nothing held at these underlying investments represent more than 5% of the total net assets, unless noted.
†	Investment is in an unrealized appreciation position and is subject to incentive fees. (Note 3)

The following tables represent the composition of the portfolio by investment type and industry category as of March 31, 2025:

Investment Type	Cost	Fair Value	Percent of Total Net Assets %
Common equity, limited partnership and membership interest	$32,055,491	$37,499,233	39.14
Preferred equity, limited partnership and membership interest	40,804,571	41,781,717	43.63
Total real estate investments	72,860,062	79,280,950	82.77
Money market investment	18,401,427	18,401,427	19.21
Total Investments	$91,261,489	$97,682,377	101.98%

Industry Category	Cost	Fair Value	Percent of Total Net Assets %
Multifamily	$42,754,571	$44,083,849	46.03
Single family	5,250,000	5,740,000	5.99
Self storage & manufactured housing community	14,476,922	18,264,922	19.07
Recreational vehicle parks	4,000,000	4,400,000	4.59
Retail	3,778,569	4,254,510	4.44
Light industrial	2,600,000	2,537,669	2.65
Total real estate investments	72,860,062	79,280,950	82.77
Money market investment	18,401,427	18,401,427	19.21
Total Investments	$91,261,489	$97,682,377	101.98%

See accompanying notes to consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2024

			Initial			Percent
		Geographic	Acquisition			of Total
Portfolio Company/Type of Investment (1)	Industry	Region	Date	Cost	Fair Value	Net Assets %
Non-Control/Non-Affiliate Investments (2)
Parkview Financial Fund 2015, L.P. (3)(4)*
Common Equity, Limited Partner Interests	Multifamily	United States	12/2/2022	$3,000,000	$2,990,768	5.07
Post Bellaire Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	537,593	553,000	0.94
Post Las Colinas Heights Partners LLC (3)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	585,000	617,700	1.05
Post Providence Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	9/14/2022	462,407	501,000	0.85
Post Oak Forest Partners LLC (3)(5)†
Common Equity, Membership Interests	Multifamily	United States	3/1/2023	915,000	954,600	1.62
Post TX I Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	8/29/2023	750,000	799,000	1.34
Riparian Baltimore SFR Investors I LLC (3)(5)*†
Preferred Equity, Membership Interests	Single Family	United States	3/21/2023	5,000,000	5,100,000	8.64
Common Equity, Membership Interests	Single Family	United States	3/21/2023	250,000	360,000	0.61
Total Non-Control/Non-Affiliate Investments				11,500,000	11,876,068	20.12

Non-Control/Affiliate Investments (2)
Great Escapes RV Fund IV, L.P. (3)(5)*
Common Equity, Limited Partner Interests	Recreational Vehicle Parks	United States	7/1/2022	4,000,000	3,953,800	6.70
Newark-Forest MHPS LLC (3)(5)†
Common Equity, Membership Interests	Manufactured Housing Community	United States	11/8/2022	640,000	650,500	1.10
LBX Deptford Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	12/13/2022	750,000	770,000	1.31
LBX Fashion Square Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	750,000	775,900	1.31
LBX Fair Oaks Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/2/2023	1,000,000	1,108,800	1.88
LBX Manchester Investors LLC (3)(4)(5)†
Common Equity, Membership Interests	Retail	United States	5/1/2023	633,859	661,700	1.12
LBX Mount Prospect Investors LLC (3)(4)(5)
Common Equity, Membership Interests	Retail	United States	8/11/2022	760,000	740,000	1.25
Post Sandstone Partners LLC (3)(4)(5)†
Common Equity, Membership Interests	Multifamily	United States	10/24/2022	700,000	813,000	1.38
SCC Flint River Holdings, LP (3)(4)(5)(6)†
Preferred Equity, Membership Interests	Multifamily	United States	12/15/2023	1,533,100	1,738,238	2.95
TC-BKM US Industrial Fund I, L.P. (3)(4)†
Common Equity, Limited Partner Interests	Light Industrial	United States	7/20/2022	2,600,000	2,792,548	4.73
Total Non-Control/Affiliate Investments				13,366,959	14,004,486	23.73

Control Investments (2)
Crystal View Capital Fund IV, L.P. (3)(4)(5)(7)*†
Common Equity, Limited Partner Interests	Self Storage & Manufactured Housing Community	United States	11/30/2022	12,500,000	14,034,000	23.78
Fairbridge Credit LLC (3)(4)(5)(8)*
Preferred Equity, Membership Interests	Multifamily	United States	8/21/2023	5,000,000	5,000,000	8.47
Fairbridge Grand Hampton LLC (3)(4)(5)*†
Preferred Equity, Membership Interests	Multifamily	United States	5/19/2023	3,348,903	3,805,093	6.45
Madison Terrace Group LLC (3)(4)(5)(9)
Preferred Equity, Membership Interests	Multifamily	United States	3/7/2024	2,191,352	2,191,352	3.71
Total Control Investments				23,040,255	25,030,445	42.41

Short-Term Investments
Fidelity U.S. Government Money Market Portfolio Fund (10)
Institutional Class		United States	3/31/2024	9,315,090	9,315,090	15.79
Total Short-Term Investments				9,315,090	9,315,090	15.79

Total Investments				$57,222,304	60,226,089	102.05
Liabilities in Excess of Other Assets					(1,208,599)	(2.05)
Total Net Assets					$59,017,490	100.00%

(1)	Unless otherwise indicated, issuers of investments held by the WREIF are denominated in U.S. dollars and do not issue units or shares. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. All of WREIF investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act.
(2)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the 1940 Act, as investments in companies in which WREIF owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the 1940 Act as investments in companies in which WREIF owns between 5% and 25% of the company’s capital.
(3)	Investment is restricted as to resale. As of March 31, 2024, the total cost and fair value of investments subject to restrictions on sales was $47,907,214 and $50,910,999, respectively, representing 81.17% and 86.26% of total net assets, respectively.
(4)	Income producing.
(5)	Investment is classified as Level 3 investment under the fair value hierarchy established by ASC 820, Fair Value Measurement, as its valuation relies on significant unobservable inputs. Investment is valued using methodologies that include transaction price, income approach, and market comparables. For recently acquired investments, the transaction price is deemed representative of fair value. Certain investments are valued based on the income approach, where future expected cash flows are discounted at a rate reflective of the risk inherent to the investment, while other investments are valued using comparable sales data adjusted for differences in location, size, or asset class. Significant unobservable inputs used in these valuations include discount rates, projected rental income growth rates, and exit capitalization rates. The aggregate fair value of all Level 3 investments as of December 31, 2024 is $45,127,683. Changes in the fair value of these investments, which are primarily attributable to updates in discount rates, market conditions, or projected future cash flows, are recognized in the consolidated statements of operations.
(6)	Investment is held through WREIF ownership interest in SCC Flint River JV, LP, which in turn invests in SCC Flint River Holdings, LP.
(7)	Included in the above, as of March 31, 2024, Crystal View Capital Fund IV, L.P. held nine real estate assets comprised of Federal Storage, MountainVista Storage, Speedway Storage, Sales Road Storage, AAA Storage, Discount Mini Storage, Alice’s Attic, Fairfield Manor, and Clover Estates. WREIF proportionate share of the acquisition amount including allocations made to goodwill of the assets was $1,448,717, $467,328, $1,495,449, $1,495,449, $957,088, $864,557, $2,098,302, $2,336,640, and $4,322,783, respectively.
(8)	Investment is held through WREIF ownership interest in Fairbridge PE Member LLC, which in turn invests in Fairbridge Credit, LLC.
(9)	Investment is held through WREIF ownership interest in Madison Terrace JV LLC, which in turn invests in Madison Terrace Group, LLC.
(10)	5.21% seven-day annualized yield as of March 31, 2024.
*	Investment represents more than 5% of the total net assets. Nothing held at these underlying investments represent more than 5% of the total net assets, unless noted.
†	Investment is in an unrealized appreciation position and is subject to incentive fees. (Note 3)

The following tables represent the composition of the portfolio by investment type and industry category as of March 31, 2024:

Investment Type	Cost	Fair Value	Percent of Total Net Assets %
Common equity, limited partnership and membership interest	$30,833,859	$33,076,316	56.04
Preferred equity, limited partnership and membership interest	17,073,355	17,834,683	30.22
Total real estate investments	47,907,214	50,910,999	86.26
Money market investment	9,315,090	9,315,090	15.79
Total Investments	$57,222,304	$60,226,089	102.05%

Industry Category	Cost	Fair Value	Percent of Total Net Assets %
Multifamily	$19,023,355	$19,963,751	33.83
Single family	5,250,000	5,460,000	9.25
Self storage & manufactured housing community	13,140,000	14,684,500	24.88
Recreational vehicle parks	4,000,000	3,953,800	6.70
Retail	3,893,859	4,056,400	6.87
Light industrial	2,600,000	2,792,548	4.73
Total real estate investments	47,907,214	50,910,999	86.26
Money market investment	9,315,090	9,315,090	15.79
Total Investments	$57,222,304	$60,226,089	102.05%

See accompanying notes to consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2025	2024	2023
INCOME
Non-Control/Non-Affiliate Investments:
Fee income	$85,483	$112,500	$50,000
Dividend income	334,554	781,608	37,890
Non-Control/Affiliate Investments:
Fee income	16,587	15,611	35,000
Dividend income	1,698,955	571,860	75,178
Control Investments:
Fee income	29,929	267,382	97,500
Dividend income	2,714,854	1,279,282	-
Interest income	800,370	360,737	35,326
Other fee income	-	130,885	-

TOTAL INVESTMENT INCOME	5,680,732	3,519,865	330,894

EXPENSES
Incentive fee	683,420	555,387	45,370
Management fee	683,298	465,838	112,166
Professional fees	597,557	596,626	286,453
Directors and officers expense	234,860	243,592	112,892
Due diligence expense	199,439	17,036	-
Custody and transfer agent expense	71,141	30,436	10,830
Accounting and administration fees	84,500	83,143	38,000
Marketing and distribution expense	86,425	82,242	94,500
Insurance expense	31,776	31,306	30,845
Organizational expense	-	-	7,275
Offering costs	-	36,606	109,820
Recoupment by Adviser of previously reimbursed expenses	47,451	83,394	75,000
Other expenses	99,671	82,671	29,212

TOTAL EXPENSES	2,819,538	2,308,277	952,363

Reimbursement from Adviser	-	-	(117,094)

NET EXPENSES	2,819,538	2,308,277	835,269

NET INVESTMENT INCOME (LOSS)	$2,861,194	$1,211,588	$(504,375)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON:
Non-Control/Non-Affiliate Investments	170,550	302,069	74,000
Non-Control/Affiliate Investments	4,658,581	484,677	152,850
Control Investments	(1,412,028)	1,990,190	-

TOTAL NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)	3,417,103	2,776,936	226,850

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,278,297	$3,988,524	$(277,525)
Net increase in net assets resulting from operations attributable to non-controlling interest in Wellings Icarus PE Member I, LLC	(310,685)	-	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ATTRIBUTABLE TO WELLINGS REAL ESTATE INCOME FUND	$5,967,612	$3,988,524	$(277,525)

Weighted average common Shares outstanding	70,326	45,284	12,588

Net investment income (loss) per common Share (basic and diluted) (1)	$40.68	$26.76	$(40.07)

Earnings (loss) per common Share (basic and diluted) (1)	$89.27	$88.08	$(22.05)

(1)	Calculated based on weighted average common Shares outstanding.

See accompanying notes to consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended March 31,
	2025	2024	2023
INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:
Net investment income (loss)	$2,861,194	$1,211,588	$(504,375)
Net change in unrealized appreciation	3,417,103	2,776,936	226,850
Net increase (decrease) from operations	6,278,297	3,988,524	(277,525)
Net increase resulting from operations related to non-controlling interest in Wellings Icarus PE Member I, LLC	(310,685)	-	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS ATTRIBUTABLE TO WELLINGS REAL ESTATE INCOME FUND	5,967,612	3,988,524	(277,525)

DISTRIBUTIONS TO SHAREHOLDERS	(3,511,411)	(2,030,189)	(248,748)

CAPITAL TRANSACTIONS:
Proceeds from shares sold	19,756,400	28,427,294	28,069,569
Reinvestment of distributions	1,479,063	819,104	69,461
Cost of shares redeemed	(48,275)	-	-

NET INCREASE IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	21,187,188	29,246,398	28,139,030

NET INCREASE IN NET ASSETS ATTRIBUTABLE TO WELLINGS REAL ESTATE INCOME FUND	23,643,389	31,204,733	27,612,757

WELLINGS REAL ESTATE INCOME FUND NET ASSETS:
Beginning of year	59,017,490	27,812,757	200,000
End of year	$82,660,879	$59,017,490	$27,812,757

INCREASE IN TOTAL NET ASSETS FROM NON-CONTROLLING INTEREST
Non-controlling interest beginning of year	-	-	-
Contributions	13,123,600	-	-
Net increase resulting from operations	310,685	-	-
Distributions of income	(310,685)	-	-
Total Non-controlling interest in Wellings Altus PE Member I, LLC and Wellings Icarus PE Member I, LLC (Note 1)	13,123,600	-	-

TOTAL NET ASSETS AT THE END OF THE YEAR	$95,784,479	$59,017,490	$27,812,757

CAPITAL SHARE TRANSACTIONS:
Shares sold	19,512	28,427	28,070
Reinvestment of distributions	1,455	819	69
Shares redeemed	(52)	-	-

NET INCREASE IN SHARES RESULTING FROM CAPITAL SHARE TRANSACTIONS	20,915	29,246	28,139

SHARES:
Beginning of year	57,585	28,339	200
End of year	78,500	57,585	28,339

See accompanying notes to consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,278,297	$3,988,524	$(277,525)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets from Operations to Net Cash Used in Operating Activities:
Purchase of investments	(35,575,809)	(23,573,355)	(24,450,000)
Return of capital distribution from investments	10,622,961	116,141	-
Change in short-term investments, net	(9,086,337)	(5,988,796)	(3,326,294)
Net change in unrealized (appreciation) depreciation:
Non-Control/Non-Affiliate Investments	(170,550)	(302,069)	(74,000)
Non-Control/Affiliate Investments	(4,658,581)	(484,677)	(152,850)
Control Investments	1,412,028	(1,990,190)	-
Increase in offering costs	-	-	(71,419)
Amortization of deferred offering costs	-	36,606	109,820
Changes in Operating Assets and Liabilities:
Decrease/(increase) in receivable from Adviser for reimbursement of organizational expense and offering costs	47,451	83,393	(42,094)
(Decrease)/increase in payable to Adviser	(47,451)	(176,025)	59,719
Increase in professional fees payable	65,346	103,116	110,441
Increase in incentive fee payable	683,421	555,387	45,370
Increase in directors and officers expense payable	5,489	9,020	5,000
(Decrease)/increase in distributions received in advance	(214,087)	317,784	-
Increase in fee income received in advance	175,000	-	-
(Decrease)/increase in other payables	(25,870)	43,932	18,550
Net Cash used in Operating Activities	(30,488,692)	(27,261,209)	(28,045,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shares sold	19,756,400	28,427,294	28,069,569
Payments for Shares redeemed	(48,275)	-	-
Cash distributions paid, net of reinvestments	(2,032,348)	(1,211,085)	(179,287)
Capital contributions attributable to non-controlling interest in Wellings Altus PE Member I, LLC	8,436,100	-	-
Capital contributions attributable to non-controlling interest in Wellings Icarus PE Member I, LLC	4,687,500	-	-
Distributions of income to non-controlling interest in Wellings Icarus PE Member I, LLC	(310,685)	-	-
Net Cash Provided by Financing Activities	30,488,692	27,216,209	27,890,282

NET CHANGE IN CASH	-	(45,000)	(155,000)

CASH:
Beginning of Year	-	45,000	200,000
End of Year	$-	$-	$45,000

Supplemental Schedule of Non-cash Financing Activity:
Reinvestments of distributions	$1,479,063	$819,104	$69,461

See accompanying notes to consolidated financial statements

WELLINGS REAL ESTATE INCOME FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

1. Organization

Wellings Real Estate Income Fund (together with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust incorporated on March 3, 2022, and is structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund was seeded with an initial contribution on March 30, 2022 and commenced operations on July 1, 2022.

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

On November 1, 2024, the Fund formed Wellings Icarus PE Member I, LLC (“Icarus PE”), a Delaware limited liability company and a special purpose vehicle and the Adviser formed Wellings Icarus Sidecar I, LLC (“Icarus Sidecar”). Icarus PE was designed to invest in Icarus Wellings JV LLC. On November 1, 2024, the Fund and Icarus Sidecar, entered into an agreement whereby the Fund and Sidecar acquired a 37.5% and 62.5% ownership interest, respectively and the Fund acquired 100% voting interest and is the Manager in Icarus PE pursuant to the Operating Agreement of Icarus PE. The Fund holds all of the voting rights in Icarus PE and is the Manager of Icarus PE. Accordingly, the Fund consolidates the financial results of Icarus PE in its consolidated financial statements and records a non-controlling interest for the economic interests not held by the Fund.

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

On January 9, 2025, the Fund formed Wellings Altus PE Member I, LLC (“Altus PE”), a Delaware limited liability company and a special purpose vehicle and the Adviser formed Wellings Altus Sidecar I, LLC (“Altus Sidecar”). Altus PE was designed to invest in AE WC Odessa Holdco LLC. On March 18, 2025, the Fund and Altus Sidecar entered into an agreement whereby the Fund and Sidecar acquired a 32.5% and 67.5% interest, respectively, and the Fund acquired 100% voting interest and is the Manager in Altus PE pursuant to the Operating Agreement of Altus PE. The Fund holds all the voting right in Altus PE and is the Manager of Altus PE. Accordingly, the Fund consolidates the financial results of Altus PE in its consolidated financial statements and records a non-controlling interest for the economic interests not held by the Fund.

On March 18, 2025, WREIF sent $14,500,000 to AE WC Odessa Holdco LLC. On March 20, 2025, AE WC Odessa Holdco LLC wired $2,007,671 back to WREIF, moving the net contribution amount to $12,492,329. On March 31, 2025, the Altus Sidecar sent $8,436,100 to WREIF to reimburse WREIF for originally funding the Altus Sidecar’s portion of the investment. This resulted in net capital contributions to Altus PE of $4,056,229 from WREIF and $8,436,100 from Altus Sidecar.

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

Voting Model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), the Fund then evaluates such entity under the voting model. Under the voting model, the Fund consolidates the entity if the Fund determines that it, directly or indirectly, have greater than 50% of the voting shares (or own a majority of the membership interest’s kick- out rights through voting interests), and that other equity holders do not have substantive participating rights.

All intercompany balances and transactions have been eliminated in consolidation.

Non-Controlling Interests

Non-controlling interests consists of ownership interests held by investors in certain entities that are consolidated but are not 100% owned. The portion of net assets that is attributable to non-controlling interest in Altus PE and Icarus PE is presented as “Non-Controlling Interest in Wellings Altus PE Member I, LLC and Wellings Icarus PE Member I, LLC”, a component of total net assets, on the Fund’s consolidated statements of assets and liabilities.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents can include demand deposits with financial institutions and short-term, highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments). Cash and cash equivalents are carried at cost which approximates fair value. The Fund places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2025, the Fund held no cash or cash equivalents, and short-term investments in the amount of $18,401,427. As of March 31, 2024, the Fund held no cash or cash equivalents, and short-term investments in the amount of $9,315,090.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra - segment sales and transfers of assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Fund as of the specified effective date. The Fund believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 820, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior period presented. The Fund has adopted ASU 2023-07 effective March 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 for more information on the effects of the adoption of ASU 2023-07.

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

The following is a summary categorization of the Fund’s investments based on the level of inputs utilized in determining the value of such investments as of March 31, 2025. Investments valued at NAV as a practical expedient (see below) are listed in a separate column to permit reconciliation to the total value of investments:

Investments Type	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Common Equity	$-	$-	$32,109,815	$5,389,418	$37,499,233
Preferred Equity	-	-	41,781,717	-	41,781,717
Short-Term Investments	18,401,427	-	-	-	18,401,427
Total Investments	$18,401,427	$-	$73,891,532	$5,389,418	$97,682,377

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

The Fund is permitted to invest in investments that may not have a readily determinable fair value. The Fund may use the NAV reported by the investment as a practical expedient, without further adjustment, unless it is probable that the investment will be sold at a value significantly different than the reported NAV. A listing of the categories of investments held by the Fund which are reported using NAV as a practical expedient (and their respective redemption-related attributes) as of March 31, 2025 are as follows:

Investment Category	Investment Strategy	Fair Value March 31, 2025	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value- add investments with established companies	$2,537,669	-	5-7 years	Non- redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	2,851,749	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.
Total		$5,389,418

A listing of the categories of investments held by the Fund (and their respective redemption-related attributes) as of March 31, 2024, are as follows:

Investment Category	Investment Strategy	Fair Value March 31, 2024	Unfunded Commitments	Remaining Life*	Redemption Frequency*	Notice Period (in Days)*	Redemption Restrictions and Terms*
Light Industrial	Targeting value- add investments with established companies	$2,792,548	-	5-7 years	Non- redeemable	N/A	N/A
Multifamily	Equity in a fund that lends in first lien position on commercial real estate development	2,990,768	-	N/A	Quarterly	60	One-year hard lock-up, quarterly redemptions thereafter with 60 days notice. Redemptions will be paid as cash flow allows and/or as underlying debt is paid off.
Total		$5,783,316

*	The information summarized in the tables above represent the general terms for the specified asset category. Individual investments may have terms that are more or less restrictive than those terms indicated for the asset class as a whole. In addition, most investments have the flexibility, as provided for in their constituent documents, to modify and/or waive such terms.

The following is a summary of quantitative information about significant unobservable valuation inputs for Level 3 fair value measurements for investments held as of March 31, 2025:

Investment Type	Fair Value March 31, 2025	Valuation Methodologies	Unobservable Input	Input Range (Weighted Average)
Common Equity	$30,772,892	Income Approach / Discounted Cash Flow	Cost of Equity	14.0% - 31.8% (21.8%)
	1,336,923	Cost	Transaction Price	N/A
Preferred Equity	21,235,563	Income Approach / Discounted Cash Flow	Cost of Equity	14.0% - 27.5% (19.5%)
	20,546,154	Cost	Transaction Price	N/A
Total	$73,891,532

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

The following is a roll-forward of the activity in investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended March 31, 2025:

Investment Type	Balance as of April 1, 2024	Transfers Into/(Out of) Level 3	Purchases	Proceeds From Sales or Other Dispositions*	Realized Gain/(Loss)	Change in Unrealized Appreciation	Balance as of March 31, 2025
Common Equity	$27,293,000	$-	$1,336,922	$(115,290)	$-	$3,595,183	$32,109,815
Preferred Equity	17,834,683	-	34,238,887	(10,507,671)	-	215,818	41,781,717
Total	$45,127,683	$-	$35,575,809	$(10,622,961)	$-	$3,811,001	$73,891,532

*	Includes return of capital.

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

The transfer out of Level 3 of the fair value hierarchy was due to the NAV of one of the Fund’s portfolio companies being made available as of March 31, 2024, that allowed the use of the NAV as a practical expedient.

Affiliate and Control Investments

Certain investments of the Fund are deemed to be investments in affiliated or controlled issuers under the 1940 Act. Control investments generally are defined by the 1940 Act, as investments in companies in which a fund owns more than 25% of the company’s capital and/or has the power to exercise control over the management or policies of the company (“Control Investments”). Affiliate investments generally are defined by the 1940 Act as investments in companies in which a fund owns between 5% and 25% of the company’s capital (“Affiliate Investments”). The activity resulting from Affiliate Investments and Control Investments, including as applicable; interest income, dividend income, fee income, as well as realized and unrealized gains and losses, is identified in the consolidated Statements of Operations. A listing of these investments (including activity for the year ended March 31, 2025) is shown below:

Portfolio Company	Principal/ Shares/Units April 1, 2024	Principal/ Shares/Units March 31, 2025	Fair Value April 1, 2024	Transfers Into/(Out of) Investment Category	Purchases	Proceeds From Sales or Other Dispositions*	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value March 31, 2025	Dividend Income	Fee Income
Non-Control/Affiliate Investments:
Crystal View Capital Fund IV, LP (1)(3)	N/A (2)	N/A (2)	$-	$12,500,000	$-	$-	$-	$3,748,000	$16,248,000	$347,074	$-
Great Escapes RV Fund IV, LP (1)	N/A (2)	N/A (2)	3,953,800	-	-	-	-	446,200	4,400,000	-	-
LBX Deptford Investors LLC (1)(4)	N/A (2)	N/A (2)	770,000	(750,000)	-	-	-	(20,000)	-	-	-
LBX Fair Oaks Investors LLC (1)	N/A (2)	N/A (2)	1,108,800	-	-	-	-	193,100	1,301,900	84,960	-
LBX Fashion Square Investors LLC (1)	N/A (2)	N/A (2)	775,900	-	-	(115,290)	-	105,100	765,710	52,463	-
LBX Manchester Investors LLC (1)	N/A (2)	N/A (2)	661,700	-	-	-	-	15,200	676,900	69,004	-
LBX Mount Prospect Investors LLC (1)	N/A (2)	N/A (2)	740,000	-	-	-	-	-	740,000	3,298	-
Newark-Forest MHPS LLC (1)	N/A (2)	N/A (2)	650,500	-	-	-	-	29,500	680,000	23,974	-
Post Sandstone Partners LLC (1)	N/A (2)	N/A (2)	813,000	-	-	-	-	77,000	890,000	48,724	-
PR Estates JV LLC (1)	N/A (2)	N/A (2)	-	-	759,771	-	-	25,176	784,947	95,667	16,587
Riparian Baltimore SFR Investors I LLC (1)(5)	N/A (2)	N/A (2)	-	5,250,000	-	-	-	490,000	5,740,000	513,126	-
SCC Flint River Holdings, LP (1)	N/A (2)	N/A (2)	1,738,238	-	1,577,268	-	-	(195,816)	3,119,690	359,100	-
TC-BKM US Industrial Fund I, LP (1)	N/A (2)	N/A (2)	2,792,548	-	-	-	-	(254,879)	2,537,669	101,565	-
Total Non-Control/Affiliate Investments			14,004,486	17,000,000	2,337,039	(115,290)	-	4,658,581	37,884,816	1,698,955	16,587

Control Investments:
AE WC Odessa Holdco LLC (1)	N/A (2)	N/A (2)	-	-	14,500,000	(2,007,671)	-	-	12,492,329	-	-
Crystal View Capital Fund IV, LP (1)(3)	N/A (2)	N/A (2)	14,034,000	(12,500,000)	-	-	-	(1,534,000)	-	779,538	-
Fairbridge Credit LLC (1)	N/A (2)	N/A (2)	5,000,000	-	-	-	-	17,000	5,017,000	913,796	-
Fairbridge Grand Hampton LLC (1)	N/A (2)	N/A (2)	3,805,093	-	135,375	-	-	(14,409)	3,926,059	324,615	-
Icarus Wellings JV LLC (1)	N/A (2)	N/A (2)	-	-	16,000,000	(8,500,000)	-	-	7,500,000	497,096	29,929
Madison Terrace Group LLC (1)	N/A (2)	N/A (2)	2,191,352	-	712,648	-	-	119,381	3,023,381	199,809	-
Total Control Investments			25,030,445	(12,500,000)	31,348,023	(10,507,671)	-	(1,412,028)	31,958,769	2,714,854	29,929

Total Non-Control/Affiliate and Control Investments			$39,034,931	$4,500,000	$33,685,062	$(10,622,961)	$-	$3,246,553	$69,843,585	$4,413,809	$46,516

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

The Fund has determined that Fairbridge Credit, LLC, Crystal View Capital Fund IV, L.P. and AE WC Odessa Holdco LLC both meet the definition of a “significant subsidiary” under Rule 4-08(g) of Regulation S-X. The summarized financial information included in this annual report for the year ended March 31, 2025, do not include the complete financial information for Fairbridge Credit, LLC.

The following tables present summarized financial information for Fairbridge Credit, LLC in accordance with Rule 4-08(g) of Regulation S-X for the years ended September 30, 2024 and 2023, respectively, the date of the most recent financial statements for the portfolio company. Management does not believe there has been substantial change in the financial position of the portfolio company between September 30, 2024 and March 31, 2025.

	Year Ended September 30,
	2024	2023
Result of Operations	(Unaudited)	(Unaudited)
Revenue	$4,649,280	$3,418,219
Operating Expenses	$761,055	$1,234,892
Net operating income (loss)	$3,888,225	$2,183,328

The following tables present summarized financial information for Crystal View Capital Fund IV, L.P. in accordance with Rule 4-08(g) of Regulation S-X:

	Year Ended March 31,
	2025	2024
Results of Operations	(Unaudited)	(Unaudited)
Revenue	$6,468,810	$1,912,975
Operating Expenses	$3,892,949	$1,755,096
Net operating income (loss)	$2,575,861	$157,879

The following tables present summarized financial information for AE WC Odessa Holdco LLC in accordance with Rule 4-08(g) of Regulation S-X. It should be noted that AE WC Odessa Holdco LLC did not have any operating history prior to March 17, 2025.

	Year Ended March 31,
	2025	2024
Results of Operation	(Unaudited)	(Unaudited)
Revenue	$328,757	$0
Operating Expenses	$216,575	$0
Net operating income (loss)	$112,182	$0

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2025, the Fund does not hold any non-qualifying assets.

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

Interest and Dividend Income

Interest income is recorded on the accrual basis and can include amortization of discounts or premiums. Dividend income on common equity securities is recorded as earned or on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended March 31, 2025, 2024, and 2023, the Fund had interest income of $800,370, $360,737, and $35,326, respectively. For the years ended March 31, 2025, 2024, and 2023, the Fund had dividend income of $4,748,363, $2,632,750, and $113,068, respectively.

Distributions received in advance relate to special terms from the Fund’s preferred equity investments. Due to the general complexities and terms of these deals, the Fund may receive future cash flow at the time of investment. Prior to being recognized as dividend income, cash is held in the Distributions received in advance account.

Fee Income

The Fund may receive various fees in the ordinary course of business from portfolio companies such as underwriting, structuring, consent, waiver, amendment, and other non-recurring upfront fees or miscellaneous fees for services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. Other fee income as presented on the Consolidated Statements of Operations relates to similar fees received from prospective investments that are not consummated. For the years ended March 31, 2025, 2024, and 2023, the Fund had fee income of $131,999, $526,378, and $182,500, respectively.

3. Investment Management and Related Parties

The Fund has entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser in May 2022 which was renewed in May 2025. Subject to the oversight of the Board, the Adviser is responsible for managing the Fund’s business affairs and providing day-to-day administrative services to the Fund either directly or through others selected by it for the Fund.

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

For the years ended March 31, 2025, 2024, and 2023, the Fund incurred Incentive Fees of $683,420, $555,387, and $45,370, respectively, as presented on the Consolidated Statement of Operations. For the years ended March 31, 2025, 2024, and 2023, the Fund incurred Management Fees of $683,298, $465,838, and $112,166, respectively, as presented on the Consolidated Statement of Operations. All investments that increased in fair value and have attributed to the unrealized gain and the recognition of incentive fees are presented on the Fund's consolidated schedule of investments with a dagger symbol. As stated in the Fund’s offering documents, the Fund is to accrue but not pay the Incentive Fee as it relates to unrealized appreciation of the underlying investments.

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

As of March 31, 2025, the Fund and its subsidiaries have the following unfunded commitments:

	Total Commitment	Total Funded To Date	Total Unfunded Commitment
514 That Way LLC	$1,142,812	$553,825	$588,987
AE WC Odessa Holdco LLC	14,500,000	12,492,329	2,007,671
Fairbridge Grand Hampton LLC	3,500,200	3,484,278	15,922
Madison Terrace Group LLC	3,685,000	2,904,000	781,000
Icarus Wellings JV LLC	16,000,000	7,500,000	8,500,000
PR Estates JV LLC	1,227,813	759,771	468,042
SCC Flint River Holdings, LP	4,088,000	3,110,368	977,632
SROA Capital Fund VIII GP Co-Investment LLC	1,364,522	1,336,922	27,600
Total Investments	$45,508,347	$32,141,493	$13,366,854

5. Organization and Offering Costs

As of March 31, 2025, the Fund has expensed as incurred total organizational expense in the amount of $96,025 since inception. As of March 31, 2025, the Fund has incurred total offering costs in the amount of $146,426 since inception which were recorded and accounted for as a deferred asset and consisted primarily of legal fees in connection with the Fund’s registration and public offering. Since the Fund’s shares are offered through a continuous offering, deferred offering costs were amortized over the 12 months beginning with the first sale of shares in July of 2022. Offering costs, organizational expense and expenses of the Fund’s administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the administrator. The Fund was only required to reimburse the Adviser for any organizational expenses and offering costs upon the Fund’s receipt of $20 million in investor subscriptions, which occurred in January 2023. For the year ended March 31, 2025, the Adviser was reimbursed $47,451 of offering costs. Since inception, the Adviser has recouped organizational expense in the amount of $96,025 and offering costs in the amount of $146,426. As of March 31, 2025, there was no receivable from Adviser for reimbursement of organizational expense and offering costs.

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

The following table summarizes the Fund’s distributions during the year ended March 31, 2025:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/1/2024	4/22/2024	$4.166667	$253,210	$144,719	$108,491
5/1/2024	5/17/2024	4.166667	257,585	146,406	111,179
6/3/2024	6/21/2024	4.166667	260,965	150,320	110,645
7/1/2024	7/29/2024	4.166667	284,981	164,348	120,633
8/1/2024	8/29/2024	4.166667	289,466	168,465	121,001
9/3/2024	9/27/2024	4.166667	292,125	168,493	123,632
10/1/2024	10/31/2024	4.166667	295,186	169,516	125,670
11/1/2024	11/22/2024	4.166667	298,857	171,059	127,798
12/2/2024	12/27/2024	4.166667	300,621	174,008	126,613
1/2/2025	1/30/2025	4.166667	325,666	190,682	134,984
2/3/2025	2/28/2025	4.166667	326,212	192,378	133,834
3/3/2025	3/27/2025	4.166667	326,537	191,954	134,583
	Total:	$50.000004	$3,511,411	$2,032,348	$1,479,063

The following table summarizes the Fund’s distributions during the year ended March 31, 2024:

Record Date	Payment Date	Per Share Amount	Total Amount	Cash Payment	Reinvestment Pursuant to DRIP
4/3/2023	4/24/2023	$3.333333	$99,460	$61,863	$37,597
5/1/2023	5/22/2023	3.333333	120,327	76,303	44,024
6/1/2023	6/21/2023	3.333333	131,079	81,924	49,155
7/3/2023	7/21/2023	3.333333	132,973	80,972	52,001
8/1/2023	8/21/2023	3.333333	136,109	79,655	56,454
9/1/2023	9/21/2023	3.333333	147,397	86,947	60,450
10/2/2023	10/23/2023	3.333333	156,515	93,113	63,402
11/1/2023	11/17/2023	4.166667	203,720	122,190	81,530
12/1/2023	12/18/2023	4.166667	211,139	125,255	85,884
1/2/2024	1/22/2024	4.166667	219,362	129,503	89,859
2/1/2024	2/21/2024	4.166667	232,590	134,961	97,629
3/1/2024	3/21/2024	4.166667	239,518	138,399	101,119
	Total:	$44.166666	$2,030,189	$1,211,085	$819,104

8. Federal Income Taxes

The Fund operates as a partnership for U.S. federal income tax purposes and is not subject to income taxes as a separate entity. Such taxes are the responsibility of the individual shareholders. Each shareholder is treated as the owner of its proportionate share of the net assets, income, expenses, and the realized and unrealized gains/(losses) of the Fund. Management of the Fund is required to determine whether a tax position taken by the Fund is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Based on its analysis, there were no tax positions identified by management of the Fund which did not meet the “more likely than not” standard as of March 31, 2025.

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

As of April 30, 2025, the Board of Directors has approved the withdrawal of the Fund’s election to be treated as a Business Development Company. Additionally, the Board of Directors has approved the renewal of the Fund’s Investment Advisory Agreement for an additional 12 months.

Fund investors contributed aggregate capital effective April 1, 2025 in the amount of $275,900. Fund investors also contributed aggregate capital effective May 1, 2025 in the amount of $642,000.

The Fund made monthly distributions on April 28, 2025 and May 29, 2025 in the amounts of $328,197 and $330,919, respectively, based on an annualized rate of approximately 5% of its net assets. The April 28, 2025 and May 29, 2025 distributions resulted in $194,198 and $195,506, respectively, being paid to investors in cash and $133,999 and $135,413, respectively, being reinvested into the Fund.

11. Financial Highlights

	Year Ended March 31,
	2025	2024	2023
Per Share Operating Performance (for a Share outstanding throughout the year):
Net Asset Value, Beginning of Year	$1,024.87	$981.43	$1,000,00
Net Investment Income (Loss) (1)	36.64	25.98	(78.13)
Net Change in Unrealized Appreciation (1)	45.08	50.11	10.11
Net Increase (Decrease) in Net Assets Resulting from Operations (1)	81.72	76.09	(68.02)
Distributions Declared (1)	(50.00)	(44.17)	(10.00)
(Dilution) Accretion of Share Issuances (at $1,000 per share) (1)	(3.58)	11.52	59.45
Net Asset Value, End of Year	$1,053.01	$1,024.87	$981.43
Total Return Including Performance and Distributions Declared	7.92%	9.13%	(0.88)%

Supplemental Data:
Net Assets, End of Year	$82,660,879	$59,017,490	$27,812,757
Ratios to Average Net Assets:
Gross Expenses Before Reimbursement/Recoupment Including Incentive Fees	3.89%	5.11%	7.66%
Net Expenses After Reimbursement/Recoupment	3.96%	5.31%	7.30%
Net Expenses After Reimbursement/Recoupment Excluding Incentive Fees	3.00%	4.03%	7.30%
Net Investment Income (Loss)	4.01%	2.78%	(4.41)%
Portfolio Turnover Rate	-	-	-

(1)	The per share data was derived using actual shares outstanding at the time of the relevant transactions.

12. Segment Reporting

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through equity investments. The CODM is comprised of the Fund’s chief financial officer and chief operating officer, and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Fund’s management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Fund. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures in place at the Fund are effective to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Fund’s management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with management’s review of the foregoing, we assessed the effectiveness of our internal control over financial reporting and identified a material weakness in such control. We identified and reported this weakness to both our audit committee and RSM US LLP, our independent registered public accounting firm. The nature of the material weakness is described as part of management’s report on internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting.

The Fund’s Adviser is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision, and participation of the Fund’s Adviser, including our Chief Financial Officer and fund manager, the Fund’s management conducted an evaluation of the effectiveness of its internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. Based on this assessment, management identified the following material weaknesses in internal control over financial reporting:

Disclosure Controls: A material weakness existed because the Fund did not maintain effective controls to ensure that required disclosures related to significant subsidiaries under Rule 4-08(g) of Regulation S-X were included in the financial statement footnotes. Specifically, the required disclosure was omitted from a draft of the financial statements and was only identified and corrected after review by our independent registered public accounting firm.

Valuation Controls: A material weakness existed because the Fund did not maintain effective controls over the preparation and review of fair value measurements. As a result, fair value amounts as of December 31 were incorrectly applied to the March 31 reporting date for two investments, and a third investment was found to have a calculation error in the original draft of Form 10-K. This error was identified during the audit process and was subsequently corrected.

Due to these material weaknesses, management concluded that internal control over financial reporting was not effective as of March 31, 2025.

(c) Remediation Efforts

Management has taken steps to remediate the identified material weaknesses, including implementing additional review procedures over the preparation of disclosures related to significant subsidiaries and enhancing the review process for fair value calculations to ensure valuations are performed and documented as of the appropriate reporting date. Management intends to conduct a reassessment of the effectiveness of internal control over financial reporting, including the evaluation of these remediation activities, prior to the conclusion of the next reporting period.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules applicable to non-accelerated filers.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Trustees

The following information regarding the Board is as of March 31, 2025:

Name	Age	Position	Director Since	Principal Occupation During Past 5 Years
Interested Trustee
Paul T. Moore	61	CEO and Chairman of the Board	2022	Founder, Wellings Capital
Independent Directors
Aaron B. Moatz	46	Trustee	2023	Family Office Manager
Norman J. Cerk	54	Trustee	2022	Family Office Manager

The address for Paul Moore, Aaron Moatz, and Norman Cerk is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Executive Officers Who Are Not Trustees

The following information regarding the Fund’s executive officers who are not trustees is as of March 31, 2025:

Name	Age	Position

Benjamin P. Kahle	31	Chief Operating Officer and Chief Financial Officer
Adrienne Y. Hart	64	Chief Compliance Officer

The address for each of the Fund’s executive officers is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Biographies

Paul Moore

Mr. Moore began investing in real estate in 2000. He founded multiple investment and development companies, appeared on HGTV, and completed over 100 residential and commercial investments and exits. He contributed to Fox Business and The Real Estate Guys Radio and is a featured contributor to BiggerPockets, producing regular video and blog content. Mr. Moore co-hosted a wealth-building podcast called How to Lose Money and he’s been featured on over 200 podcasts. Mr. Moore is the author of The Perfect Investment – Create Enduring Wealth from the Historic Shift to Multifamily Housing (2016) as well as Storing Up Profits – Capitalize on America’s Obsession with Stuff by Investing in Self-Storage (BiggerPockets Publishing 2021). Mr. Moore is the Founder of the Investment Adviser. Mr. Moore holds a B.S. in engineering from Marietta College and an M.B.A. from The Ohio State University.

Aaron B. Moatz

Mr. Moatz has over 20 years of experience in the capital markets and securities industry and has a proven track record of managing and scaling large portfolios. He worked for three years at Susquehanna International Group in a proprietary trading group, managing a market-neutral portfolio of stocks. After Susquehanna, Mr. Moatz spent 12 years at Citadel LLC, where he was a partner of the firm in the Global Equities division. At Citadel, he focused on technology and service-related equities and managed a portfolio within a team that deployed several billion dollars of capital. After Citadel, Mr. Moatz was a co-founding partner at Woodline Partners when it launched in 2019. Woodline Partners is a market-neutral hedge fund that currently manages over $7 billion in assets. At the beginning of 2023, Mr. Moatz transitioned to start a multi-family office with a focus on investing in uncorrelated and alternative investments. He previously served on the Leadership Council of Tipping Point Community, a nonprofit organization in San Francisco. Mr. Moatz serves as the Chairman of the Audit Committee and as a member of the Investment Committee for Wellings Real Estate Income Fund. He holds a B.A. from Middlebury College, where he majored in Economics.

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

Benjamin P. Kahle

Mr. Kahle is Managing Partner of the Investment Adviser and in such capacity oversees operator due diligence and provides leadership to the investor relations and portfolio management teams. Mr. Kahle has made significant contributions to almost every aspect of the firm’s operations including designing and implementing processes for every major part of the business. He has worked with Mr. Moore, founding partner, since the firm’s inception, and the two have been working together in various capacities since 2014. Before joining Wellings Capital, Mr. Kahle became a realtor in his junior year of university. Mr. Kahle holds a B.A. in Business Administration from Liberty University.

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

Based on a review of the written statements and copies of such reports furnished to us by our executive officers, directors, and greater than 10% beneficial owners, we believe that during the fiscal year ended March 31, 2025, all Section 16(a) filing requirements applicable have been satisfied.

Code of Ethics

Our Code of Ethics, which is signed by employees of the Adviser, requires that requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Fund.

Pursuant to the Code of Ethics, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the CCO. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board. The Code of Ethics also contains our policies and procedures relating to insider trading and material non-public information.

Nomination of Directors

As reflected in the Fund’s October 2023 8-K filing, Aaron B. Moatz replaced Nathan D. Goad as an Independent Trustee and Chairman of the Audit Committee. No other changes have taken place since the inception of the Fund.

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

		Percentage of Common Shares Outstanding
Name and address	Type of ownership	Shares owned	Percentage
Benjamin P. Kahle *(1)	Record	150.00	0.2%
Paul T. Moore *(1)	Record	276.84	0.4%
Aaron B. Moatz *(1)	N/A	500.00	0.6%
Norman J. Cerk *(1)	N/A	400.00	0.5%
Adrienne Y. Hart(1)	N/A	—	—

*	Represents less than 1.0%.

(1)	The address for each of the Fund’s officers and directors is c/o Wellings Capital Management, LLC, 14805 Forest Road, Suite 203, Forest, VA 24551.

Item 13. Certain Relationships and Related Transactions and Director Independence

We have procedures in place for the review, approval, and monitoring of transactions involving us and certain persons related to us. As disclosed in various filings with the SEC, Wellings Capital Management has served as the Fund investment advisor since the Fund’s inception under an Investment Advisory Agreement that took effect May 2, 2022 and was renewed on April 30, 2025. The Investment Advisory Agreement was approved by the Fund’s organizational board meeting that took place in March 2022. The value of the Investment Advisory Agreement was determined based on a management fee. The amount of management fees paid to Wellings Capital Management for the fiscal year ended March 31, 2025, under the Investment Advisory Agreement was $683,298.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal years ended March 31, 2025 and 2024)

The following aggregate fees by RSM US LLP, (PCAOB ID: 49), located at 30 South Wacker Drive, Suite 3300, Chicago, IL 60606, the Fund’s independent registered public accounting firm for the fiscal years ended March 31, 2025 and 2024 that were billed to the Fund for work attributable to audit, tax and other services.

	Fiscal Year Ended March 31,
	2025	2024
Audit Fees	$273,176	$210,410
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	33,066
Total Fees:	$273,176	$243,476

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

Wellings Real Estate Income Fund

By:	/s/ Paul T. Moore
Paul T. Moore
Chief Executive Officer
Date:	6/27/2025

By:	/s/ Benjamin P. Kahle
Benjamin P. Kahle
Chief Operating Officer and Chief Financial Officer
Date:	6/27/2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul T. Moore		/s/ Benjamin P. Kahle
Paul T. Moore		Benjamin P. Kahle
Chief Executive Officer		Chief Operating Officer, Chief Financial Officer

Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	6/27/2025	Date:	6/27/2025